Form 10QSB
period 1997-06-30
PTC BANCORP
filed 1997-08-27
CIK 925312

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

(Mark One)
/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
     _________________


Commission file number   000-22449

                                 PTC Bancorp
      (Exact name of small business issuer as specified in its charter)

          Indiana                                      35-1606016
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

Reservoir Hill Road
9014 State Road 101
P.O. Box 7
Brookville, Indiana                                      47012
(Address of principal executive offices)               (Zip Code)

                                 765-647-3591
                         (Issuer's telephone number)

                                      NA
             (Former name, former address and former fiscal year,
                        if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       No  X
    ---      ---
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.    Yes     No
                                                     ---    ---
APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
1,024,452 shares of common stock outstanding on August 15, 1997

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(Check one):
Yes     No  X
    ---    ---

                              TABLE OF CONTENTS

Part I

Item 1. Financial Statements............................................  3

          Consolidated Balance Sheets...................................  3

          Consolidated Statements of Income.............................  4

          Consolidated Statements of Changes in Shareholders' Equity....  5

          Consolidated Statements of Cash Flows.........................  6

          Notes to Consolidated Financial Statements....................  7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operation............................................  8

Part II

Item 1. Legal Proceedings............................................... 11

Item 2. Change in Securities............................................ 11

Item 3. Defaults Upon Senior Securities................................. 11

Item 4. Submission of Matters to a Vote of Security Holders............. 11

Item 5. Other Information............................................... 12

Item 6. Exhibits and Reports on Form 8-K................................ 12

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 PTC BANCORP
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                            (Dollars in Thousands)


                                                                  June 30,      December 31,
                                                                    1997            1996
                                                                  --------      ------------
ASSETS
Cash and cash equivalents........................................ $ 12,063        $ 26,185
Interest-bearing balances with financial institutions............    1,398           1,897
Available-for-sale securities....................................   35,409          38,376
Held-to-maturity securities......................................   26,698          25,218
Total loans......................................................  215,354         196,963
        Less:  Allowances for loan losses........................    1,803           2,000
                                                                  --------        --------
                Net loans                                          213,551         194,963
Premises and equipment, net                                          3,896           3,512
Accrued interest receivable and other assets                         6,522           6,425
                                                                  --------        --------

                                                                  $299,537        $296,576
                                                                  ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
        Deposits................................................. $273,315        $271,127
        Notes payable............................................      250             500
        Accrued interest payable and other liabilities...........    3,040           3,296
                                                                  --------        --------
                Total liabilities                                  276,605         274,923

Shareholders' equity
        Preferred stock, no par value; 1,000,000
            shares authorized, no shares issued and outstanding
        Common stock, $1 stated value; 2,000,000
            shares authorized, 1,024,452 and 1,024,276 shares
            issued and outstanding...............................    1,024           1,024
        Additional paid-in capital...............................   10,415          10,413
        Retained earnings........................................   11,358          10,018
        Net unrealized loss or gain on
          available-for-sale securities..........................      135             198
                                                                  --------        --------
                Total shareholders' equity                          22,932          21,653
                                                                  --------        --------

                                                                  $299,537        $296,576
                                                                  ========        ========

         See accompanying notes to consolidated financial statements

                                 PTC BANCORP
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (Dollars in Thousands Except Per Share Data)


                                                        Three Months                     Six Months
                                                            Ended                           Ended
                                                           June 30,                        June 30,
                                                     --------------------            -------------------
                                                     1997            1996            1997           1996
                                                     ----            ----            ----           ----
Interest income
        Interest and fees on loans............  $       4,783   $       4,306   $       9,299   $       8,336
        Interest on securities................            892             881           1,803           1,750
        Other interest........................             89             123             217             325
                                                -------------   -------------   -------------   -------------
                Total interest income                   5,764           5,310          11,319          10,411

Interest expense
        Interest on deposits..................          2,909           2,697           5,677           5,322
        Interest on notes payable.............              8              14              17              34
                                                -------------   -------------   -------------   -------------
                Total interest expense                  2,917           2,711           5,694           5,356
                                                -------------   -------------   -------------   -------------

Net interest income                                     2,847           2,599           5,625           5,055
        Provision for loan losses.............           (210)           (257)           (400)           (389)
                                                -------------   -------------   -------------   -------------

Net interest income after
  provision for loan losses...................          2,637           2,342           5,225           4,666

Non-interest income
        Service charges and fees
          on deposit accounts.................            315             301             613             588
        Mortgage banking income...............            208             114             406             320
        Gain/(loss) on securities.............              -              99               -              99
        Other income..........................             53              59              94             146
                                                -------------   -------------   -------------   -------------
                Total non-interest income                 576             573           1,113           1,153

Non-interest expense
        Salaries and benefits.................          1,136           1,002           2,190           2,072
        Occupancy and equipment,
          net.................................            313             220             589             452
        FDIC insurance........................             10               -              15               1
        Data processing expense...............             97              85             191             178
        Other operating expenses..............            441             397             857             768
                                                -------------   -------------   -------------   -------------
                Total non-interest
                  expense                               1,997           1,704           3,842           3,471
                                                -------------   -------------   -------------   -------------

Income before income taxes....................          1,216           1,211           2,496           2,348
        Less:  income taxes...................           (367)           (412)           (756)           (803)
                                                -------------   -------------   -------------   -------------

Net income                                      $         849   $         799   $       1,740   $       1,545
                                                =============   =============   =============   =============

Earnings per share                              $         .83   $         .77   $        1.70   $        1.49

Average shares outstanding                          1,024,452       1,043,695       1,024,393       1,035,301


         See accompanying notes to consolidated financial statements

                                 PTC BANCORP
                    CONSOLIDATED STATEMENTS OF CHANGES IN
                       SHAREHOLDERS' EQUITY (UNAUDITED)
                 (Dollars in Thousands Except Per Share Data)


                                                         Six Months  Six Months
                                                            Ended      Ended
                                                           June 30,   June 30,
                                                             1997       1996
                                                         ----------  ----------
Balance January 1........................................ $  21,653  $  19,218

Net income...............................................     1,740      1,545

Issuance of stock........................................         2        485

Redemption of stock......................................         -       (356)

Cash dividends paid ($.39 and $.31 per share)............      (400)      (321)

Change in net unrealized holding gain/(loss) on
  available-for-sale securities..........................       (63)      (358)
                                                          ---------  ---------

Balance June 30.......................................... $  22,932  $  20,213
                                                          =========  =========








         See accompanying notes to consolidated financial statements.

                                 PTC BANCORP
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Dollars in Thousands)


                                                                                Six Months  Six Months
                                                                                  Ended       Ended
                                                                                 June 30,    June 30,
                                                                                   1997        1996
                                                                                ----------  ----------
Cash flows from operating activities:
        Net income...........................................................   $   1,740   $   1,545
        Adjustments to reconcile net income to net cash
          from operating activities
                Depreciation.................................................         244         182
                Provision for loan losses....................................         400         389
                (Gain)/loss on sale of securities............................           -         (99)
                Amortization of intangible assets............................         115         108
                Other adjustments............................................        (291)       (695)
                                                                                ---------   ---------
                        Net cash from operating activities...................       2,208       1,430

Cash flows from investing activities
        Proceeds from paydowns and maturities of
          held-to-maturity securities........................................       1,936       4,009
        Proceeds from sales of available-for-sale securities.................           -       2,234
        Proceeds from paydowns and maturities of
          available-for-sale securities......................................       4,949      11,136
        Purchases of held-to-maturity securities.............................      (3,416)     (9,021)
        Purchases of available-for-sale securities...........................      (1,982)    (10,627)
        Net change in loans..................................................     (18,988)    (11,101)
        Net change in deposits with other financial institutions.............         499         195
        Property and equipment expenditures..................................        (628)       (363)
                                                                                ---------   ---------
                Net cash from investing activities...........................     (17,630)    (13,538)

Cash flows from financing activities
        Net change in deposits...............................................      (4,600)      8,854
        Deposits assumed in branch acquisition, net of premium paid..........       6,548           -
        Dividends paid.......................................................        (400)       (321)
        Payments on note payable.............................................        (250)       (300)
        Proceeds from issuance of stock......................................           2         485
        Redemption of stock..................................................           -        (356)
                                                                                ---------   ---------
                Net cash from financing activities...........................       1,300       8,362
                                                                                ---------   ---------

Net change in cash and cash equivalents......................................     (14,122)     (3,746)

Cash and cash equivalents at beginning of period.............................      26,185      24,474
                                                                                ---------   ---------

Cash and cash equivalents at end of period...................................   $  12,063   $  20,728
                                                                                =========   =========

         See accompanying notes to consolidated financial statements.

                                 PTC BANCORP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of PTC Bancorp (the "Company") and its wholly owned subsidiary, Peoples Trust Company (the "Bank"). All significant intercompany accounts and transactions have been eliminated.

These financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Except for the adoption of the required accounting changes described in Note 2, these financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position at the end of and for the periods presented.

NOTE 2 - ACCOUNTING CHANGES

Effective January 1, 1997, the Company adopted Financial Accounting Standard No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which was issued by the Financial Accounting Standards Board in 1996. It revised the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It is effective for some transactions in 1997 and others in 1998. Adoption of the Standard did not significantly impact the Company's financial position or results of operations.

NOTE 3 - EARNINGS PER SHARE

Earnings per share have been computed based upon the weighted average number of shares outstanding during the periods presented, adjusted for a 10% stock dividend in December 1996.

NOTE 4 - PENDING BUSINESS COMBINATION

On June 2, 1997, the Company agreed in principle to merge with Indiana United Bancorp (IUB). IUB is a $340 million bank and thrift holding company located in Greensburg, Indiana. Under terms of the agreement, each outstanding common share of PTC Bancorp, including shares reserved under option plans, will be converted into 1.075 common shares of IUB. The proposed transaction requires a definitive agreement and approval by regulatory authorities and shareholders of both companies. The proposed transaction is expected to be consummated by the end of 1997. It is expected to be accounted for as a pooling-of-interests.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

EARNINGS.

Net income for the six month period ended June 30, 1997 was $1,740 compared to $1,545 for the same six month period ended June 30, 1996, which represented a $195 or 12.6% increase. Earnings per share also increased from $1.49 per share to $1.70 per share in the same period. Higher net interest income, which was partially offset by higher non-interest expense, accounted for most of the
increase in net income.   Net income and earnings per share for the second
quarter of 1997 were $849 and $.83 compared with $799 and $.77 for the second quarter of 1996. This increase was primarily due to higher net interest income, offset by higher non-interest expenses.

Net interest income increased by $570 or 11.3% for the six month period ended June 30, 1997 compared to the same period in 1996. A similar proportional increase also occurred during the second quarter of 1997 compared with the second quarter of 1996. Higher volumes (average balances) of financial assets and liabilities, rather than changes in underlying interest rates, were the main reason for increased interest income and interest expense. Average loans were about $25.7 million higher for the six month period ended June 30, 1997, compared to the same period in 1996. Average deposits were about $24.5 million higher.

Non-interest income was relatively stable for the six month periods ended June 30, 1997 and 1996; however, certain components of non-interest income did change significantly. Mortgage banking income, which consists of gains (losses) on loan sales and service fee income, was $94 higher for the second quarter of 1997 compared to the same period in 1996, and $86 higher for the six month period ended June 30, 1997 compared to the same period in 1996. Increased mortgage origination activity began during the first quarter of 1997 and manifested itself during the second quarter. During this period of time, the long-term interest rates charged on mortgages eased and the Company experienced significant refinancings and new originations. Gains on securities during the second quarter of 1996 included a $99 net gain on sale of common stock and other securities. There were no securities sold in 1997.

Non-interest expense increased from $3,471 for the six month period ended June 30, 1996 to $3,842 for the same period in 1997, a $371 increase. Most of this increase occurred during the second quarter of 1997 compared to 1996, and was primarily related to higher salaries and benefits, and higher occupancy and equipment expense. Higher salary and benefit costs were directly attributable to a revised management structure implemented January 1, 1997, which provided for the hiring of several new commercial lenders, a financial controller, an executive vice president, and several regional sales managers. The Company believes that the revised structure will enable the Company to generate additional growth and loan production activity in the future.

Higher occupancy and equipment expenses in the first six months of 1997 compared to the same period in 1996 were directly attributed to the Company's expansion of its current ATM program which included the refurbishing of four existing ATM's, the addition of four new ATM's and the addition of one cash dispenser at a local convenience store. The Company also converted to a new network and service provider in order to attain long term cost reductions in driving the ATM network.

FINANCIAL CONDITION.

Total assets increased slightly, $2,970 or 1.0%, from December 31, 1996 to June 30, 1997. Gross loans increased by $18,391 or 9.3% during the same period. Approximately $14,122 in cash equivalents was used to fund the increase in loans, along with maturities of securities. Loan demand continued to be strong in 1997. The Company believes that it is in a position to grow its loan portfolio by having added employees to increase originations. This management restructuring began in January 1997 and began to manifest itself in the second quarter of the year. Farm land mortgage financing grew 31.8% from December 31, 1996 to June 30, 1997. Residential (1-4 family) mortgage financing increased more than $6.6 million during the first six months of 1997, which represents an increase of over 8.3%. From December 31, 1996 to June 30, 1997, tax-exempt loans to local school districts and municipalities increased approximately 39% and commercial real estate loans increased by more than 31%.

As of June 30, 1997, the Company had a 78.8% loan to deposit ratio. A detailed presentation of loans by category follows:

                                                             June 30,  December 31,
                                                               1997        1996
                                                             --------  ------------
        Construction loans.................................. $ 12,780    $ 13,650
        Real estate - farmland..............................   10,948       8,302
        Real estate - 1-4 family residential................   86,422      79,808
        Real estate - non-farm, non-residential.............   46,262      35,068
        Commercial and industrial...........................   18,832      22,986
        Consumer loans......................................   22,302      24,543
        Tax-exempt loans....................................   11,664       8,390
        Other loans.........................................    6,144       4,216
                                                             --------    --------
        Total loans......................................... $215,354    $196,963
                                                             ========    ========

ASSET QUALITY.

Provision for loan losses was relatively stable for the six month period ended June 30, 1997 compared to the same period in 1996. An analysis of activity in the allowance for loan losses follows:

                                                           Six months      Six months
                                                              ended           ended
                                                          June 30, 1997   June 30, 1996
                                                          -------------   -------------
        Balance at January 1...............................  $ 1,722         $ 2,000
        Provision for loan losses..........................      389             400
        Losses charged to allowance........................     (234)           (681)
        Recoveries credited to allowance...................       84              84
                                                             -------         -------
        Balance at June 30.................................  $ 1,961         $ 1,803
                                                             =======         =======

The Company maintains a watch list and performs an ongoing loan review function. The Company determines its loan loss allowance quarterly. Management believes that the allowance is adequate as of June 30, 1997, but expects to continue to increase the provision during the second half of 1997 in anticipation of continued loan growth.

A summary of non-performing loans follows:

                                                             June 30,  December 31,
                                                               1997       1996
                                                            ---------  ------------
        Non-accrual loans..................................  $ 1,553      $ 1,794
        Restructured loans.................................        -            -
        Accruing loans 90 days or more past due............       67           34
                                                             -------      -------
            Total non-performing loans.....................  $ 1,620      $ 1,828
                                                             =======      =======
        Allowance for loan losses..........................  $ 1,803      $ 2,000
        Allowance/total loans..............................     0.84%        1.02%
        Allowance/non-performing loans.....................    111.3%       109.4%
        Non-performing loans/total loans...................     0.75%        0.93%

The allowance for loan losses declined from $2,000 at December 31, 1996 to $1,803 at June 30, 1997. Net charge offs and recoveries were $597 for the six months ended June 30, 1997. Gross charge offs were $681, of which $550 was related to the Bennett Funding loan relationship. As of June 30, 1997 and December 31, 1996, the carrying value of loans to Bennett Funding was $750 and $1,300 respectively, which is included in non-accrual loans. It is believed that the remaining $750 will be recovered from the Bennett Funding loans and no additional loss will result. An agreed settlement has been approved through the bankruptcy courts and payment is expected before year end.

CAPITAL.

Shareholders' equity increased from $21,653 at December 31, 1996 to $22,932 at June 30, 1997. The increase of $1,279 was almost solely due to retained earnings - net income less cash dividends.

The Company and Bank are subject to regulatory capital requirements administered by the federal banking agencies. "Consolidated" actual and minimum required capital ratios for capital adequacy and prompt corrective action purposes are presented below. ("Bank only" ratios are substantially the same as "consolidated"). The Company and Bank are both considered "well capitalized" for prompt corrective action purposes.

                                                                                       Minimum Required
                                                                  Minimum Required        To Be "Well
                                                                     For Capital      Capitalized" Under
                                                                       Adequacy       Prompt Corrective
                                                       Actual          Purposes       Action Regulations
                                                       ------     ----------------    ------------------
As of June 30, 1997
-------------------
   Tier 1 Capital to Average Assets..................    7.17%           4.0%                5.0%
   Tier 1 Capital to Risk Based Assets...............   10.43%           4.0%                6.0%
   Total Capital to Risk Based Assets................   11.32%           8.0%               10.0%

As of December 31, 1996
-----------------------
   Tier 1 Capital to Average Assets..................    6.73%           4.0%                5.0%
   Tier 1 Capital to Risk Based Assets...............   10.54%           4.0%                6.0%
   Total Capital to Risk Based Assets................   11.60%           8.0%               10.0%

Part II -- Other Information

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          The Registrant held its annual meeting of shareholders on April 29, 1997 at which the following persons were reelected to the Board of Directors for a one year term and the selection of Crowe Chizek as the Registrant's independent auditors for 1997 was ratified and approved. 821,127 shares were represented at the meeting and all were cast for all of the persons elected and for the ratification of auditors. There were no abstentions or votes withheld.

          Robert S. Dunevant
          James L. Saner, Sr.
          Dale E. Smith
          John E. Back
          Dale J. Deffner

Item 5.   Other Information

          None

Item 6.   Exhibits and reports on Form 8-K

          (a)  Exhibit 27.1  Financial Data Schedule

          (b)  Reports on Form 8-K

               None


                                  Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PTC BANCORP


Date: August 27, 1997                   /s/ James L. Saner, Sr.
      -------------------               -------------------------------------
                                        James L. Saner, Sr.
                                        President










53483