Form 10QSB
period 1997-09-30
PTC BANCORP
filed 1997-11-14
CIK 925312

U.S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                              FORM 10-QSB

  (Mark One)
  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
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
  Yes  X    No
      ---      ---

  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
  Yes       No
      ---      ---

  APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of
  common equity, as of the latest practicable date.       1,026,401 shares
  of common stock outstanding on October 30, 1997

  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
  (Check one):
  Yes       No  X
      ---      ---

                              TABLE OF CONTENTS

  Part I

  Item 1.   Financial Statements  . . . . . . . . . . . . . . . . . . . .  3

            Consolidated Balance Sheets . . . . . . . . . . . . . . . . .  3

            Consolidated Statements of Income . . . . . . . . . . . . . .  4

            Consolidated Statements of Changes in Shareholders' Equity  .  5

            Consolidated Statements of Cash Flows . . . . . . . . . . . .  6

            Notes to Consolidated Financial Statements  . . . . . . . . .  7

  Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operation  . . . . . . . . . . . . . . . . .  8

  Part II

  Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 14

  Item 2.   Change in Securities  . . . . . . . . . . . . . . . . . . . . 14

  Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . 14

  Item 4.   Submission of Matters to a Vote of Security Holders . . . . . 14

  Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . 14

  Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . 14

  Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

  PART I -- FINANCIAL INFORMATION
  Item 1.     Financial Statements

                                 PTC BANCORP
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                            (Dollars in Thousands)

  ____________________________________________________________________________________

                                                        September 30,     December 31,
                                                            1997              1996
                                                            ----              ----
  ASSETS
  Cash and cash equivalents                             $     18,281      $     26,185
  Interest-bearing balances with financial institutions        1,398             1,897
  Available-for-sale securities                               28,132            38,376
  Held-to-maturity securities                                 25,761            25,218
  Total loans                                                220,653           196,963
        Less:  Allowances for loan losses                     (1,969)           (2,000)
                                                        ------------      ------------
              Net loans                                      218,684           194,963
  Premises and equipment, net                                  3,939             3,512
  Accrued interest receivable and other assets                 6,539             6,425
                                                        ------------      ------------
                                                        $    302,734      $    296,576
                                                        ============      ============



  LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities
        Deposits                                        $    275,679      $    271,127
        Notes payable                                            250               500
        Accrued interest payable and other liabilities         3,065             3,296
                                                        ------------      ------------
              Total liabilities                              278,994           274,923

  Shareholders' equity
        Common stock                                           1,026             1,024
        Additional paid-in capital                            10,439            10,413
        Retained earnings                                     12,109            10,018
        Net unrealized gain or loss on
          available-for-sale securities                          166               198
                                                        ------------      ------------
              Total shareholders' equity                      23,740            21,653
                                                        ------------      ------------
                                                        $    302,734      $    296,576
                                                        ============      ============

                   See accompanying notes to consolidated financial statements.

                                 PTC BANCORP
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (Dollars in Thousands Except Per Share Data)

  _______________________________________________________________________________________________________________________

                                                                   Three Months                      Nine Months
                                                                      Ended                             Ended
                                                                  September 30,                      September 30,
                                                                  -------------                      -------------
                                                             1997              1996              1997             1996
                                                             ----              ----              ----             ----
   INTEREST INCOME
            Interest and fees on loans                $        5,017   $        4,312   $        14,316  $        12,648
            Interest on securities                               836              946             2,639            2,696
            Other interest                                        62              135               279              460
                                                      --------------   --------------   ---------------  ---------------
                    Total interest income                      5,915            5,393            17,234           15,804

   Interest expense
            Interest on deposits                               2,976            2,752             8,653            8,074
            Interest on notes payable                              9               13                26               47
                                                      --------------   --------------   ---------------  ---------------
                    Total interest expense                     2,985            2,765             8,679            8,121
                                                      ==============   ==============   ===============  ===============

   Net interest income                                         2,930            2,628             8,555            7,683
            Provision for loan losses                           (210)            (227)             (610)            (616)

   Net interest income after
     provision for loan losses                                 2,720            2,401             7,945            7,067

   Non-interest income
            Service charges and fees
              on deposit accounts                                331              299               944              887
            Mortgage banking income                              360              257               766              577
            Gain/(loss) on securities                              8                4                 8              103
            Other income                                          48               49               142              195
                                                      --------------   --------------   ---------------  ---------------
                    Total non-interest income                    747              609             1,860            1,762

   Non-interest expense
            Salaries and benefits                              1,156            1,045             3,346            3,117
            Occupancy and equipment,
              net                                                306              230               895              682
            FDIC insurance                                         7                1                22                2
            Data processing expense                               98               88               289              266
            Other operating expenses                             509              437             1,366            1,205
                                                      --------------   --------------   ---------------  ---------------
                    Total non-interest
                      expense                                  2,076            1,801             5,918            5,272
                                                      --------------   --------------   ---------------  ---------------

   Income before income taxes                                  1,391            1,209             3,887            3,557
            Less:  income taxes                                 (429)            (363)           (1,185)          (1,166)
                                                      --------------   --------------   ---------------  ---------------

   Net income                                         $          962   $          846   $         2,702  $         2,391
                                                      ==============   ==============   ===============  ===============

   Earnings per share                                 $          .94   $          .82   $          2.64  $          2.31

   Average shares outstanding                              1,025,102        1,032,129         1,024,629        1,034,244

   Dividends per share                                $         .205   $         .165   $          .595  $          .475
                              ___________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

                                 PTC BANCORP
                    CONSOLIDATED STATEMENTS OF CHANGES IN
                       SHAREHOLDERS' EQUITY (UNAUDITED)
                 (Dollars in Thousands Except Per Share Data)

   ________________________________________________________________________________________________


                                                               Nine Months            Nine Months
                                                                  Ended                  Ended
                                                               September 30,          September 30,
                                                                   1997                   1996
                                                                   ----                   ----
   BALANCE JANUARY 1                                           $ 21,653                 $ 19,218

   Net income                                                     2,702                    2,391

   Issuance of stock                                                 28                      485

   Redemption of stock                                                -                     (620)

   Cash dividends paid                                             (610)                    (490)

   Change in net unrealized gain or loss
     on available-for-sale securities                               (33)                    (231)
                                                               --------                 --------
   Balance September 30                                        $ 23,740                 $ 20,753
                                                               ========                 ========









   ________________________________________________________________________________________________

    See accompanying notes to consolidated financial statements.

                                 PTC BANCORP
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Dollars in Thousands)

   ______________________________________________________________________________________________________________

                                                                         Nine Months               Nine Months
                                                                            Ended                     Ended
                                                                         September 30,             September 30,
                                                                             1997                      1996
                                                                             ----                      ----
   CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income                                                 $        2,702            $        2,391
            Adjustments to reconcile net income to net cash
              from operating activities
                    Depreciation                                                  367                       274
                    Provision for loan losses                                     610                       616
                    (Gain)/loss on sale of securities                              (8)                     (103)
                    Amortization of intangible assets                             173                       164
                    Other adjustments                                            (342)                     (787)
                                                                       --------------            --------------
                             Net cash from operating activities                 3,502                     2,555

   CASH FLOWS FROM INVESTING ACTIVITIES
            Proceeds from paydowns and maturities of
              held-to-maturity securities                                       2,873                     5,470
            Proceeds from sales of available-for-sale securities                4,506                     3,381
            Proceeds from paydowns and maturities of
              available-for-sale securities                                     7,728                    12,874
            Purchases of held-to-maturity securities                           (3,416)                  (11,774)
            Purchases of available-for-sale securities                         (1,982)                  (17,116)
            Net change in loans                                               (24,300)                  (16,207)
            Net change in deposits with other financial institutions              499                       294
            Property and equipment expenditures                                  (794)                     (616)
                                                                       --------------            --------------
                    Net cash from investing activities                        (14,886)                  (23,694)

   CASH FLOWS FROM FINANCING ACTIVITIES
            Net change in deposits                                             (2,236)                    6,907
            Deposits assumed in branch acquisition, net of premium paid         6,548                         -
            Dividends paid                                                       (610)                     (490)
            Payments on note payable                                             (250)                     (392)
            Proceeds from issuance of stock                                        28                       485
            Redemption of stock                                                     -                      (620)
                                                                       --------------            --------------
                    Net cash from financing activities                          3,480                     5,890
                                                                       --------------            --------------

   Net change in cash and cash equivalents                                     (7,904)                  (15,249)

   Cash and cash equivalents at beginning of period                            26,185                   (24,474)
                                                                       --------------            --------------

   Cash and cash equivalents at end of period                          $       18,281            $        9,225
                                                                       ==============            ==============
   ______________________________________________________________________________________________________________

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


  NOTE 2 - PENDING ACCOUNTING CHANGES

  The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.


  NOTE 3 - EARNINGS PER SHARE

  Earnings per share have been computed based upon the weighted average number of shares outstanding during the periods presented, adjusted for any stock dividends. Common stock equivalents are not materially dilutive.


  NOTE 4 - PENDING BUSINESS COMBINATION

  On October 8, 1997, the Company agreed to merge with Indiana United Bancorp ("IUB"). IUB is a bank and thrift holding company located in Greensburg, Indiana. Under terms of the agreement, each outstanding common share of PTC Bancorp, including shares outstanding under option plans, will be converted into 1.075 common shares of IUB. The proposed transaction requires approval by regulatory authorities and shareholders of both companies. The proposed transaction is expected to be consummated during the first quarter of 1998. It is expected to be accounted for as a pooling-of-interests.

  PART I - FINANCIAL INFORMATION

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

  FORWARD-LOOKING STATEMENTS.

  Except for historical information contained herein, the discussion in this Form 10-Q quarterly report includes certain forward-looking statements based upon management expectations. Factors which could cause future results to differ from these expectations include the following: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; the costs of funds; general market rates of interest; interest rates on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; and changes in the quality or composition of the Company's loan and investment portfolios.

  The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

  RECENT DEVELOPMENTS.

  IUB Merger

  On October 8, 1997, the Company signed a definitive agreement to merge with Indiana United Bancorp (IUB), Greensburg, Indiana in a proposed transaction viewed as a merger of equals, with the combined entity retaining the name of Indiana United Bancorp. The definitive agreement provides that PTC shareholders (including option holders) will receive 1.075 shares of IUB common stock in exchange for each share owned or option held of PTC common stock.

  The consolidated company will hold assets totaling almost $650 million and will have market capitalization of more than $100 million based upon current market values. Upon completion of the merger, Indiana United Bancorp will operate 29 offices in 12 counties throughout the eastern and southern regions of Indiana.

  The proposed transaction is subject to various regulatory approvals and the approval of the shareholders of both organizations. It is expected that the transaction will be accounted for as a "pooling of interests." Although the Company anticipates that the merger will be consummated during the first quarter of 1998, there can be no assurance that the transaction will be completed.

  FACILITIES AND TECHNOLOGY.

  In an effort to make its service more accessible and convenient, the Company is considering renovating its main banking facility in Rushville. This renovation will enhance customer accessibility to the bank's various products and services as well as enhance drive-through banking, ATM accessibility and customer parking.

  During 1997, the Company initiated many technological improvements. Certain of these improvements represent capital investments, which allows the Company to continue to efficiently compete within the financial services industry which is becoming increasingly dependent upon technology. Investments are being made in additional ATM's, cash dispensers, Automated Voice Response System, Debit Cards, and additional state of the art PC's which will allow for improved efficiencies in customer service.

  EARNINGS.

  Net income for the nine months ended September 30, 1997 was $2,702 compared to $2,391 for the same period in 1996, which represented a $311 or 13.0%
  increase.   Earnings per share also increased from $2.31 per share to $2.64 per share for the same period. Higher net interest income, which was partially offset by higher non-interest expense, accounted for most of the
  increase in net income.   Net income and earnings per share for the third
  quarter of 1997 versus the third quarter of 1996 were also higher. Again, higher net interest income, offset by higher non-interest expenses, were the main contributors.

  For the nine month period ended September 30, 1997 as compared to the same period in 1996, net interest income increased by $872 or 11.3%. A similar proportional increase also occurred during the third quarter of 1997 versus the third quarter of 1996. Higher volumes (average balances) of financial assets and liabilities, rather than changes in underlying interest rates, were the main reason for increased interest income and interest expense. Average loans were $209.0 million for the nine months ended September 30, 1997, compared to $181.3 million the same period in 1996, or about $27.7 million higher. Average deposits were $266.9 million for the nine month period ended September 30, 1997 versus $243.9 million for 1996, or about $23.0 million higher. Net interest margin (net interest income on a tax equivalent basis divided by average total earnings assets) was 4.46% for the nine month period ended September 30, 1997 and 4.38% for the same period in 1996.

  Non-interest income was relatively stable for the nine month period ended September 30, 1997 versus 1996; however, certain components of non-interest income did change significantly. Mortgage banking income, which consists of gains (losses) on loan sales and service fee income, was $103 higher for the third quarter of 1997 versus 1996, and $189 higher for the nine month period ended September 30, 1997 versus 1996. During the second and third quarters, the long-term interest rates charged on mortgages eased and the Company saw an increase in refinancing and new originations take place. Gains on securities included a sale of common stock in 1996, but was a one-time gain and therefore not reported in 1997.

  Non-interest expense increased from $5,272 for the nine months ended September 30, 1996 to $5,918 for the same period in 1997, or a $646 increase. Most of this increase was related to higher salaries and benefits and higher occupancy and equipment expense. Higher salary and benefit costs were directly attributed to a revised management structure which was implemented January 1, 1997; and called for the hiring of several new commercial lenders, a financial controller, an executive vice president, and several regional sales managers so the Company could be better positioned for additional growth and loan production activity.

  Higher occupancy and equipment expenses were directly attributed to the Company's expansion of its current ATM program which included the refurbishing of four existing ATM's, the addition of four new ATM's and the addition of one cash dispenser at a an Indiana convenience store. The Company also converted to a new network and service provider in order to attain long term cost reductions in driving the ATM network. In addition, the Company expanded its branch network by acquiring a full service branch in March 1997 in Hanover, Indiana, and establishing a de novo branch in Madison, Indiana in September 1997.

  FINANCIAL CONDITION.

  Total assets increased slightly, $6,158 or 2.1% from December 31, 1996 to September 30, 1997. Gross loans increased by $23,690 or 12.0% during the same period. A decline in cash equivalents of $7,904 was used to fund the increase in loans, along with sales and maturities of available-for-sale securities. Loan demand continued to be strong in 1997. The Company believes it has positioned itself to grow its loan portfolio by adding employees to increase originations. As of September 30, 1997, the Company had obtained a 80.0% loan to deposit ratio. A detailed presentation of loans by category follows:

                                       September 30,     December 31,          $               %
                                           1997              1996            Change         Change
                                           ----              ----            ------         ------
        Construction loans            $     13,462      $     13,650      $      (188)      (1.4)%
        Real estate   farmland              11,948             8,302            3,646       43.9
        Real estate   1-4 family
          residential                       88,473            79,808            8,665       10.8
        Real estate   non-farm,
          non-residential                   48,917            35,068           13,849       39.5
        Commercial and industrial           17,932            22,986           (5,054)     (22.0)
        Consumer loans                      22,277            24,543           (2,266)      (9.2)
        Tax-exempt loans                    11,347             8,390            2,957       35.2
        Other loans                          6,297             4,216            2,081       49.3
                                      ------------      ------------      -----------      -----
        Total loans                   $    220,653      $    196,963      $    23,690       12.0%
                                      ============      ============      ===========      =====

  ASSET QUALITY.

  Provision for loan losses was relatively stable for 1997 versus 1996. An analysis of activity in the allowance for loan losses follows:

                                        Nine months          Nine months
                                           ended                ended
                                     September 30, 1997   September 30, 1996
                                     ------------------   ------------------

  Balance at January 1                    $     2,000         $     1,722
  Provision for loan losses                       610                 616
  Losses charged to allowance                    (750)               (327)
  Recoveries credited to allowance                109                 144
                                          -----------         -----------
  Balance at June 30                      $     1,969         $     2,155
                                          ===========         ===========

  The Company maintains a watch list and performs an ongoing loan review function. On a quarterly basis the allowance for loan loss calculation is completed. While management believes that the allowance is adequate as of September 30, 1997, it intends to significantly fund the provision during the fourth quarter because the Company's overall loan growth exceeded 13.5% in 1996 and will exceed 14% growth again in 1997. A comparative review of the Company's allowance for loan loss to its peer group, which consists of financial institutions between $150 and $300 million in assets, was completed. Through this analysis, it was determined that the Company's allowance to total loans percentage relationship was significantly less than peer. Management will fund the reserve during the fourth quarter of 1997 to bring the Company closer to its peer group and to recognize the tremendous growth experienced during the past two years.

  A summary of non-performing loans follows:

                                                  September 30,  December 31,
                                                      1997           1996
                                                      ----           ----

     Non-accrual loans                               $ 2,349       $ 1,794
     Restructured loans                                    -             -
     Accruing loans 90 days or more past due              56            34
                                                     -------       -------
         Total non-performing loans                  $ 2,405       $ 1,828
                                                     =======       =======
     Allowance for loan losses                       $ 1,969       $ 2,000
     Allowance/total loans                              0.89%         1.02%
     Allowance/non-performing loans                     81.9%        109.4%
     Non-performing loans/total loans                   1.09%         0.93%

  Charge offs were $750 for 1997, of which $550 was related to one loan relationship. As of September 30, 1997, the carrying value of loans to Bennett Funding was $750, which is included in non-accrual loans. An agreed settlement has been approved through the bankruptcy courts and payment is expected before year end. No additional loss is expected.

  CAPITAL.

  Shareholders' equity increased from $21,653 at December 31, 1996 to $23,740 at September 30, 1997. The increase of $2,087 was almost solely due to retained earnings - net income less cash dividends.

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

                                                                      Minimum Required
                                                    Minimum Required    To Be "Well
                                                       For Capital    Capitalized" Under
                                                        Adequacy      Prompt Corrective
                                            Actual      Purposes      Action Regulations
                                            ------  ----------------  ------------------
  As of September 30, 1997
  ------------------------
     Tier 1 Capital to Average Assets        7.26%        4.0%              5.0%
     Tier 1 Capital to Risk Based Assets    10.73%        4.0%              6.0%
     Total Capital to Risk Based Assets     11.70%        8.0%             10.0%


  As of December 31, 1996
  -----------------------
     Tier 1 Capital to Average Assets        6.73%        4.0%              5.0%
     Tier 1 Capital to Risk Based Assets    10.54%        4.0%              6.0%
     Total Capital to Risk Based Assets     11.60%        8.0%             10.0%

  LIQUIDITY.

  Liquidity management involves maintaining sufficient cash levels to fund operations and to meet the requirements of borrowers, depositors and creditors. High levels of liquidity bear higher corresponding costs, measured in terms of lower yields on short-term investments, more liquid earnings assets, and higher interest expense involved in extending liability maturities. Liquid assets include cash and cash equivalents, loans and securities maturing within one year, and money market instruments. In addition, the Company holds $20,972 of AFS securities maturing after one year which can be sold to meet liquidity needs.

  Liquidity is supported by maintaining a relatively stable funding base, which is achieved by diversifying funding sources, extending the contractual maturity of liabilities, and limiting reliance on volatile short-term purchased funds. Short-term funding needs may arise from declines in deposits or other funding sources, draw downs of loan commitments and requests for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits, which provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 87% of total earning assets at September 30, 1997.

  Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. The Company has not received any recommendations from regulatory authorities, which would materially affect liquidity, capital resources or operations.

  INTEREST RATE RISK.

  At September 30, 1997, the Company held approximately $178,606 in assets comprised of securities, loans, short-term investments, and federal funds sold, which were interest sensitive in one year or less time horizons. The Company's interest rate sensitivity analysis at September 30, 1997 appears below. Core deposits are distributed or spread among the various repricing categories based upon historical patterns of repricing which are reviewed periodically by management. The assumptions regarding these repricing characteristics greatly influence conclusions regarding interest sensitivity. Management believes its assumptions regarding these liabilities are reasonable.

  Effective asset/liability management requires the maintenance of a proper ratio between maturing or repriceable interest-earning assets and interest-bearing liabilities. It is the policy of the Company that rate-sensitive assets less rate-sensitive liabilities to total assets are kept within a range of 85% to 115% for all time periods one year and longer.

                                                  Maturing or Repricing
                                                 (dollars in thousands)
                                        3 Months    One Year    5 Years     5 Years +
                                        --------    --------    -------     ---------
  Rate-sensitive assets                  $63,131    $115,475    $ 85,065    $ 25,335
  Rate-sensitive liabilities              88,169     111,064      47,496      29,396



  Rate-sensitive GAP
    (assets less liabilities)            (25,038)      4,411      37,569      (4,061)

  Rate-sensitive GAP (cumulative)       $(25,038)   $(20,627)   $ 16,942    $ 12,881
  Percent of total assets (cumulative)      (8.3)%      (6.8)%       5.6%        4.3%
  Rate-sensitive assets/liabilities
     (cumulative)                           71.6%       89.6%      106.9%      104.7%

  EFFECTS OF CHANGING PRICES.

  The Company's asset and liability structure is substantially different from that of an industrial company in that most of its assets and liabilities are monetary in nature. Management believes the impact of inflation on financial results depends upon the Company's ability to react to changes in interest rates and, by such reaction, reduce the inflationary impact on performance. Interest rates do not necessarily move in the same direction at the same time, or at the same magnitude, as the prices of other goods and services. As discussed previously, management relies on its ability to manage the relationship between interest- sensitive asset and liabilities to protect against wide interest rate fluctuations, including those resulting from inflation.

  Part II -- Other Information


  Item 1.   Legal Proceedings


           None


  Item 2.   Changes in Securities


          In September, 1997, two directors exercised an outstanding option for 1,949 shares of Common Stock at $13.24 per share. The shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended.


  Item 3.   Defaults Upon Senior Securities


           None


  Item 4.   Submission of Matters to a Vote of Security Holders


           None

  Item 5.   Other Information


           None

  Item 6.   Exhibits and reports on Form 8-K


            (a)  Exhibit 27  Financial Data Schedule

            (b)  Reports on Form 8-K

                 None

                                  Signatures



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PTC BANCORP



  Date:  November 13, 1997               /s/ JAMES L. SANER
                                         ----------------------------
                                         James L. Saner, Sr.
                                         President