Form 10KSB
period 1997-12-31
PTC BANCORP
filed 1998-03-31
CIK 925312

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-KSB

(Mark One)
[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1997

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ________ to ________.

COMMISSION FILE NUMBER                  0-22449
                       -------------------------------------------------------

                                 PTC Bancorp
------------------------------------------------------------------------------
                (Name of small business issuer in its charter)

           Indiana                                      35-1606016
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

9014 State Road 101, P.O. Box 7, Brookville, IN                  47012
-----------------------------------------------           --------------------
   (Address of principal executive offices)                    (Zip Code)

Issuer's telephone number       (765) 647-8591
                          ----------------------------------------------------

Securities to be registered under Section 12(b) of the Act:

       Title of each class                 Name of each exchange on which
                                                      registered

-----------------------------------      -------------------------------------

-----------------------------------      -------------------------------------

Securities to be registered under Section 12(g) of the Act:

                                 Common Stock
------------------------------------------------------------------------------
                               (Title of class)


------------------------------------------------------------------------------
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

State issuer's revenues for its most recent fiscal year $26,118,000.00. State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

The aggregate market value of the 674,465 shres of common stock held by persons other than directors of the Registrant on March 11, 1998 was $26,641,367.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,026,401 shares of common stock was outstanding on March 11, 1998.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORM (CHECK ONE): Yes  ___    No  X

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS
        -----------------------

        PTC Bancorp (the "Company") is a one bank holding company engaged in the commercial banking business through its wholly-owned subsidiary, People's Trust Company, Brookville, Indiana (the "Bank"), a full service commercial bank with local branches located in Dearborn, Franklin, Jefferson, Ripley, Rush, Switzerland, Fayette, Decatur and Wayne counties, Indiana.

        The Company was incorporated on April 24, 1984, for the purpose of becoming a bank holding company and acquiring all of the outstanding stock of the Bank.

        PENDING MERGER. The Company has entered into an Agreement and Plan of Merger with Indiana United Bancorp ("IUB") whereby the Company will be merged with and into IUB and each of the 1,057,132 shares of Common Stock and Common Stock equivalents of the Company will be converted into the right to receive
1.075 shares of IUB Common Stock. The merger has received regulatory approvals but is subject to various conditions including approval by the shareholders of each IUB and the Company at meetings scheduled to be held April 28, 1998. Assuming shareholder approval, it is contemplated that the merger will be completed on April 30, 1998.

        Upon consummation of the merger, the IUB Board will be increased to ten members, five of whom shall be designated by the Company.

        BANKING SERVICES. The Bank is engaged in the general full-service commercial and consumer banking business. It receives demand and time deposits, makes and services secured and unsecured loans, performs fiduciary and trust services, and provides a wide variety of personal and corporate services, including safe deposit facilities.

        The Bank offers various types of checking accounts, including commercial accounts and minimum balance individual accounts. Various types of savings accounts, individual retirement accounts, money market accounts, certificates of deposit, and other time deposit accounts are also offered.
The Bank's lending department makes commercial, agricultural, industrial, consumer, and real estate loans to individuals and businesses. It also engages in installment credit lending. Through its trust department, the Bank acts as custodian, trustee, conservator of estates, executor under wills, and generally engages in other trust services.

        The business of the Bank is not seasonal to any material degree and the Bank is not dependent upon a single or a few principal customers. The loss of any single customer or a small group of customers by the Bank would not have a material adverse effect upon the operations or earnings of the Bank.

        MARKET AREA AND COMPETITION. The Bank operates in Dearborn, Franklin, Jefferson, Ripley, Rush, Fayette, Decatur, Switzerland and Wayne counties in Indiana. It is the major bank (in terms of asset size) in Franklin and Rush counties but not the major bank in any of the other counties served. The Bank competes with a variety of other banks and savings institutions in all localities.

        The banking business in Indiana is highly competitive and the Bank encounters competition in all phases of its business. The Bank competes with other banks, as well as with savings banks, savings and loan associations, credit unions and other financial institutions. Since 1986, bank holding companies resident in various states have been able to purchase Indiana banks. Various purchases by non-Indiana bank holding companies have been completed and, therefore, Indiana banking companies also face competition from out-of-state banks. See "REGULATION AND SUPERVISION."

        The principal methods of competition include loan interest rates, interest rates paid on deposits, efforts to obtain deposits and types of service provided.

LENDING ACTIVITIES
------------------

        TYPES OF LOANS. The loan portfolio, by collateral type and purpose, at the dates indicated is presented below:

                                                                                 December 31
                                                                            1997             1996
                                                                                (in thousands)
                                                                         ----------------------------
Commercial and industrial loans                                          $   19,561       $   22,986
Real estate loans (includes $11,150 and $8,302 secured by farm land)         99,507           88,110
Construction loans                                                           10,510           13,650
Real estate - non farm, nonresidential                                       54,011           34,810
Agricultural production financing and other loans to farmers                  5,440            4,895
Individuals' loans for household and other purposes                          22,090           24,543
Tax-exempt loans                                                             11,251            8,107
Other loans                                                                   3,177              207

Less:  Deferred loan fees, net                                                 (374)            (345)
                                                                         -----------      -----------

       Total loans                                                       $  225,173       $  196,963
                                                                         ===========      ===========

        LOAN AND LEASE MATURITY ANALYSIS. The contractual maturity of loans outstanding as of December 31, 1997, by major type, is as follows:

                                                  Due
                                 Due Within    After One          Due
                                  One Year     But Within        After
(Dollars in Thousands)            or Less      Five Years      Five Years      Total
----------------------            -------      ----------      ----------      -----
Commercial                       $   75,351    $   23,979      $   11,609    $ 110,939
Mortgage                             65,171        15,596           8,016       88,783
Consumer and other                    9,155        15,760             536       25,451
                                 ----------    ----------      ----------    ---------
  Total loans                    $  149,677    $   55,335      $   20,161    $ 225,173
                                 ==========    ==========      ==========    =========

        The amount of loans due after one year which have floating or adjustable interest rates was $26,356 at December 31, 1997, and the amount which had pre-determined interest rates was $49,140 as of such date.

        The Bank's commercial loan portfolio includes loans to businesses in the manufacturing, wholesale, retail, transportation, restaurant and hotel industries. As of December 31, 1997, total loans to any particular group of customers engaged in similar activities and having similar economic characteristics did not exceed 10% of total loans. However, a substantial natural geographic concentration of credit risk exists within the Bank's market area.

        ALLOWANCE FOR LOAN LOSSES. In the banking industry, loan losses are one of the costs of doing business. Although the Bank emphasizes early detection and charge-off of loan losses, it is inevitable that at any time certain losses exist in the portfolio which have not been specifically identified. Accordingly, the provision for loan losses is charged to earnings on an anticipatory basis, and recognized loan losses are deducted from the allowance so established. Over time, all net loan losses must be charged to earnings. During the year, an estimate of the loss experience for the year serves as a starting point in determining the appropriate level for the provision. However, the amount actually provided in any period may be greater or less than net loan losses, based on management's judgment as to the appropriate level of the allowance for loan losses. The determination of the provision in any period is based on management's continuing review and evaluation of the loan portfolio, and its judgment as to the impact of current economic conditions on the portfolio. The evaluation by management includes consideration of past loan loss experience, changes in the composition of the loan portfolio, and the current condition and amount of loans outstanding. The following table summarizes the loan loss experience for the periods indicated.

                  Analysis of the Allowance for Loan Losses

                                             Years Ended December 31
                                          -----------------------------
                                                1997          1996
                                          (in thousands, except ratios)
Allowance for loan losses:
     Balance at January 1                     $  2,000      $  1,722
     Charge-offs:
     Commercial                                    669           297
     Real estate mortgage                            5            10
     Installment loans                             255           419
                                              --------      --------
     Total charge-offs                             929           726
     Recoveries:
     Commercial                                     26            14
     Real estate mortgage                            0            16
     Installment                                   118           146
                                              --------      --------
       Total recoveries                            144           176
                                              --------      --------
     Net charge-offs                               785           550
     Provision for loan losses                   1,506           828
                                              --------      --------
Balance at end of period                      $  2,721      $  2,000
                                              ========      ========

Ratios:
     Net charge-offs during the
     period to average loans and leases
     outstanding during the period               0.37%         0.30%


        The following table shows an allocation of the allowance for loan losses and percent of loans in each category to total loans at the dates indicated.

                                                  December 31
                                      -----------------------------------
                                       1997     1997      1996     1996
                                        (in thousands, except percents)

                                      Amount   Percent   Amount   Percent
Commercial                            $  374    49.6%    $  674    50.0%
Real estate - mortgage                    47    40.4         45    37.8
Installment and other                    238    10.0        328    12.2
Unallocated                            2,062                953
                                      ------   ------    ------   ------
                                      $2,721   100.0%    $2,000   100.0%
                                      ======   ======    ======   ======

        LOAN LOSS CHARGE-OFF PROCEDURES. The Bank has weekly internal loan committee meetings at which loan delinquencies, maturities and problems are reviewed and new loans in excess of authorized officer limits are approved or disapproved. The Bank Board receives and reviews reports on loans monthly, including delinquencies.

        The Bank Board's Loan Committee meets bi-monthly to approve or disapprove all new loans in excess of $600 thousand and reviews all loans made or renewed during the preceding month.

        All charge-offs are approved by the Bank Board or Loan Committee of the Board. The Bank charges off loans when a determination is made that all or a portion of a loan is uncollectible.

        NONPERFORMING LOANS. Nonperforming loans are nonaccrual loans, restructured loans, and loans over 90 days past due and still accruing. Loans are placed on a nonaccrual basis generally when in management's judgment the collateral value and financial condition of the borrower do not justify accruing interest. Interest previously recorded but not deemed collectible is reversed and charged against current income. Interest income on these loans is then recognized when collected.

        Restructured loans are loans for which the contractual interest rate has been reduced or other concessions are granted to the borrower because of a deterioration in the financial condition of the borrower resulting in the inability of the borrower to meet the original contractual terms of the loans.

        The following table reflects nonperforming loans at the dates indicated:

                                                                      December 31
                                                                 --------------------
                                                                   1997         1996
                                                                     (in thousands)
Nonperforming loans:
  Nonaccrual loans                                               $   500      $ 1,794
  Restructured loans                                                   0            0
  Accruing loans 90 days or more past due                            367           34
                                                                 -------      -------
  Total nonperforming loans                                          867        1,828
Other real estate owned                                               74           24
                                                                 -------      -------
  Total nonperforming assets                                     $   941      $ 1,852
                                                                 =======      =======
Allowance for possible loan and lease losses                     $ 2,721      $ 2,000
Allowance as a percentage of nonperforming loans                   313.8%       109.4%
Allowance as a percentage of total loans                            1.21         1.02
Nonperforming loans and other real estate owned
  as a percentage of total loans and other real estate owned        0.42         0.94
Nonperforming loans as a percentage of total loans                  0.39         0.93


        The effect of non-accrual loans upon interest income is not deemed material by management.

        In addition to the loans classified as nonperforming, there were other loans totaling $2,618 at December 31, 1997 and $3,013 at December 31, 1996, which management was closely monitoring the borrowers' ability to comply with payment terms but where conditions did not warrant classification as nonperforming loans. As of December 31, 1997, there were no classified assets other than loans and other real estate shown above.

        INVESTMENT SECURITIES. The Company's investment portfolio is an important source of liquidity. The following table shows the amortized cost of securities available for sale at the dates indicated:



                        Securities Available for Sale

                                                      December 31
                                                -----------------------
                                                  1997           1996
                                                     (in thousands)
U.S. Treasury and government agencies           $ 21,975       $ 30,066
State and political subdivisions                   3,407          1,971
Mortgage backed securities                         3,596          2,583
Other debt securities                              1,500          1,906
Equity securities                                  1,634          1,521
                                                --------       --------
  Total                                         $ 32,112       $ 38,047
                                                ========       ========

        The following table shows the amortized cost of securities held to maturity at the dates indicated:

                         Securities Held to Maturity

                                                      December 31
                                                -----------------------
                                                  1997           1996
                                                     (in thousands)
State and political subdivisions                $ 22,741       $ 24,188
Other debt securities                              1,441          1,031
                                                --------       --------
  Total                                         $ 24,182       $ 25,219
                                                ========       ========

        The amortized cost of debt securities at December 31, 1997, by contractual maturity are show below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage backed securities are also presented by contractual maturity below; however, these securities typically experience periodic paydowns and prepayments.

        The maturity distribution and average yields for the debt securities available for sale were:

                            Within 1 Year         1-5 Years          5-10 Years         Over 10 Years
                           Amount    Yield     Amount    Yield     Amount    Yield     Amount    Yield
                          --------   -----    --------   -----    --------   -----    --------   -----
                                                       (Dollars in thousands)
December 31, 1997
  U.S. Treasury and
    government
    agencies              $  4,000   5.80%    $ 16,975   6.50%    $  1,000   7.73%    $      0      0%
  Mortgage-backed
    securities                  45   7.25          538   6.57          405   8.23        2,608   6.97
  State and political
    subdivision*                 0      0        3,203   7.57          154   8.48           50   9.22
  Other debt
    securities               1,500   5.99            0      0            0      0            0      0
                          --------            --------            --------            --------
    Totals                $  5,545   5.87     $ 20,716   6.66     $  1,559   7.93     $  2,658   7.01
                          ========            ========            ========            ========

* Yields on state and municipal securities are presented on a fully taxable equivalent basis using a 34% tax rate.

        The maturity distribution and average yields for securities held to maturity were:

                            Within 1 Year         1-5 Years          5-10 Years         Over 10 Years
                           Amount    Yield     Amount    Yield     Amount    Yield     Amount    Yield
                          --------   -----    --------   -----    --------   -----    --------   -----
                                                       (Dollars in thousands)
  State and political
    subdivision*          $  5,433   6.74%    $ 16,160   6.93%    $  1,109   7.76%    $     39   11.99%
  Other debt
    securities                 500   5.18          495   6.86            0   0.00          446    6.13
                          --------            --------            --------            --------
    Totals                $  5,933   6.60     $ 16,655   6.93     $  1,109   7.76     $    485    6.60
                          ========            ========            ========            ========

* Yields on state and municipal securities are presented on a fully taxable equivalent basis using a 34% tax rate.

        As of December 31, 1997, the Company held no securities of any single issuer, other than U.S. Government securities, that exceeded 10% of shareholders' equity. Although the Company holds securities issued by municipalities within the State of Indiana which, in the aggregate, exceeds 10% of shareholders' equity, none of the holdings from individual issuers exceed this threshold.

        TIME DEPOSITS OVER $100,000. As of December 31, 1997, time deposits of $100,000 or more mature as follows:

             (Dollars in thousands)
             ----------------------

             3 months or less                            $16,820
             Over 3 months through 6 months                3,360
             Over 6 months through 12 months               6,227
             Over 12 months                                8,558
                                                         -------
                   Total                                 $34,965
                                                         =======


        EMPLOYEES. At December 31, 1997, the Bank employed approximately 154 full-time and 13 part-time individuals. The Bank provides a variety of employment benefits and considers relations with its employees to be excellent. The Company has officers but no employees at the present time.

        REGULATION AND SUPERVISION OF THE COMPANY AND THE BANK. The Company and the Bank are subject to extensive regulation under federal and state laws which significantly affect their respective activities and the competitive environment in which they operate.

        Bank Holding Company Regulation. The Company is registered as a bank holding company and is subject to the regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Bank Holding Company Act of 1956, as amended ("BHCA"). Bank holding companies are required to file periodic reports with and are subject to periodic examination by the Federal Reserve. The Federal Reserve has issued regulations under the BHCA requiring a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the policy of the Federal Reserve that, pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. Additionally, under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined in the statute) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. Under the BHCA, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

        The Company is prohibited by the BHCA from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. The BHCA also prohibits the Company from acquiring control of any bank operating outside the State of Indiana unless such action is specifically authorized by the statutes of the state where the bank to be acquired is located. Additionally, the Company is prohibited by the BHCA from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a non-banking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. The BHCA does not place territorial restrictions on the activities of such non-banking related activities.

        Capital Adequacy Guidelines for Bank Holding Companies. The Federal Reserve is the federal regulatory and examining authority for bank holding companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies.

        Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines which require a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities such as standby letters of credit) of 8%. At least half of the total required capital must be "Tier 1 capital," consisting principally of common stockholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, cumulative perpetual preferred stock, and a limited amount of general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a Tier 1 (leverage) capital ratio under which the bank holding company must maintain a minimum level of Tier 1 capital to total consolidated assets of 3% in the case of bank holding companies which have the highest regulatory examination ratings and are not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a ratio of at least 1% to 2% above the stated minimum.

        The Company was in compliance with all regulatory capital requirements at December 31, 1997. Regulatory capital ratios for the Company of December 31, 1997 are shown below:

        Tier 1 Capital to Risk-Weighted Assets                 10.6%
        Total Risk Based Capital to Risk-Weighted Assets       11.9%
        Tier 1 Leverage Ratio                                   7.0%

        Bank Regulation. The Bank is organized under the laws of the State of Indiana and is subject to the supervision of the DFI, whose examiners conduct periodic examinations of state banks. The Bank is not a member of the Federal Reserve System, so its principal federal regulator is the FDIC, which also conducts periodic examinations of the Bank. All of the Bank's deposits are insured by the Bank Insurance Fund ("BIF") administered by the FDIC and are subject to the FDIC's rules and regulations respecting the insurance of deposits. See " Regulation and Supervision--Deposit Insurance."

        Both federal and state law extensively regulate various aspects of the banking business such as reserve requirements, truth-in-lending and truth-in savings disclosure, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Current federal law also requires banks, among other things, to make deposited funds available within specified time periods.

        Insured state-chartered banks are prohibited under FDICIA from engaging as principal in activities that are not permitted for national banks, unless (i) the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund, and (ii) the bank is, and continues to be, in compliance with all applicable capital standards. These restrictions have not had a material adverse effect on Bank operations.

        Federal Home Loan Bank System. The Bank is currently a member of the Federal Home Loan Bank ("FHLB") System. FHLB membership provides the Bank with a ready source from which to borrow short-term funds from time to time. The FHLB System consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System including the FHLB of Indianapolis, to which the Bank belongs. The FHLB System provides a central credit facility primarily for member financial institutions. The

Bank is required to hold shares of capital stock in the FHLB of Indianapolis in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, 0.3% of its assets or 1/20 (or such greater fraction established by the FHLB) of outstanding FHLB advances, commitments, lines of credit and letters of credit. The FHLB pays dividends on the capital stock held by its members. At December 31, 1997, the Bank's investment in the stock of the FHLB of Indianapolis was $886,000.

        The FHLB of Indianapolis serves as a reserve or central bank for member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Indianapolis.

        All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. Eligible collateral includes first mortgage loans less than 90 days delinquent or securities evidencing interests therein, securities (including mortgage-backed securities) issued, insured or guaranteed by the federal government or any agency thereof, FHLB deposits and, to a limited extent, real estate with readily ascertainable value in which a perfected security interest may be obtained. All long-term advances must be used to provide funds for residential home financing and the FHLB has established standards of community investment or service that members must meet to maintain access to long-term advances.

        Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

        Bank Capital Requirements. The FDIC has adopted risk-based capital ratio guidelines to which the Bank is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk.

        Like the capital guidelines established by the Federal Reserve for the Company, these guidelines divide a banks capital into two tiers. The first tier (Tier 1) includes common stockholder's equity, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interest in stockholder's equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (except mortgage servicing rights and purchased credit card relationships, subject to certain limitations). Supplementary (Tier 2) capital includes, among other items, perpetual preferred stock, mandatory convertible debt securities, certain hybrid capital instruments, perpetual debt, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Banks are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier 1 capital. The FDIC may, however, set higher capital requirements when a bank's particular circumstances warrant. Banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

        In addition, the FDIC established guidelines prescribing a minimum Tier 1 leverage ratio (Tier 1 capital to adjusted total assets as specified in the guidelines). These guidelines provide for a minimum Tier 1 leverage ratio of 3% for banks that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points.

        The Bank was in compliance with all regulatory capital requirements at December 31, 1997. Regulatory capital ratios for the Bank at December 31, 1997 were:

        Tier 1 Capital to Risk-Weighted Assets                 10.1%
        Total Risk Based Capital to Risk-Weighted Assets       11.4%
        Tier 1 Leverage Ratio                                   6.7%

        Dividend Limitations. Under Federal Reserve supervisory policy, a bank holding company generally should not maintain its existing rate of cash dividends on common shares unless (i) the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate or earnings retention appears consistent with the organization's capital needs, asset quality, and overall financial condition. The Company's Board of Directors has adopted a policy consistent with these guidelines. The FDIC also has authority under the Financial Institutions Supervisory Act to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the bank.

        Under Indiana law, the Bank may pay dividends so long as its capital is unimpaired and it has unimpaired retained surplus equal to 25% of capital. Dividends may not exceed undivided profits on hand (less losses, bad debts and expenses). The most stringent capital requirement affecting the Bank, however, are those established by the prompt corrective action provisions of FDICIA, which are discussed below. The Bank's capital levels at December 31, 1997 exceeded the criteria established to be designated as a "well capitalized" bank, which requires a total risk- based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater.

        Lending Limits. Under Indiana law, the total loans and extension of credit by an Indiana-chartered bank to a borrower outstanding at one time and not fully secured may not exceed 15% of such bank's unimpaired capital and unimpaired surplus. An additional amount up to 10% of the bank's unimpaired capital and unimpaired surplus may be loaned to the same borrower if such loan is fully secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, at least equal to the amount of such additional loans outstanding.

        Safety and Soundness Standards. On February 2, 1995, the federal banking agencies adopted final safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings. Additional standards on earnings and classified assets are expected to be issued in the near future.

        Branches and Affiliates. Establishment of bank branches is subject to approval of the DFI and FDIC and geographic limits established by state laws. Indiana's branch banking law permits a bank having its principal place of business in the State of Indiana to establish branch offices in any county in Indiana without geographic restrictions and effective after July 1, 1997 to establish branches outside the State of Indiana. A bank may also merge with any national or state chartered bank located anywhere in the State of Indiana without geographic restrictions.

        The Bank is subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which restrict financial transactions between banks and affiliated companies. The statute limits credit transactions between a bank and its executive offices and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank's extension of credit to an affiliate.

        FDICIA. FDICIA requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to banks which do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The Bank meets all requirements to be considered as "well capitalized".

        The FDIC adopted regulations to implement the prompt corrective action provisions of FDICIA, effective as of December 19, 1992. Among other things, the regulations define the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally a leverage ratio of 4% or greater. An institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%, and "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

        "Undercapitalized" banks are subject to growth limitations and are required to submit a capital restoration plan. A bank's compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institution as described above. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. "Significantly undercapitalized" banks are subject to one or more of a number of requirements and restrictions, including an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks, and restrictions on compensation of executive officers. "Critically undercapitalized" institutions may not, beginning 60 days after becoming "critically undercapitalized", make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any transaction outside the ordinary course of business. In addition, "critically undercapitalized" institutions are subject to appointment of a receiver or conservator.

        Deposit Insurance. The Bank's deposits are insured up to $100,000 per insured account, by the Bank Insurance Fund ("BIF"). As an institution whose deposits are insured by BIF, the Bank is required to pay deposit insurance premiums to BIF.

        The BIF is required to maintain a reserve ratio of 1.25% of estimated insured deposits, subject to a higher percentage of estimated insured deposits if the FDIC believes there is a significant risk of substantial future losses. If the FDIC believes that an increase in the insurance rates is necessary to reach these reserve ratios, it may increase the insurance premiums applicable to the BIF. If the reserve ratio is in excess of an amount designated by statute, credits against future premiums may be granted.

        The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF. The FDIC may increase assessment rates for the fund if necessary to restore the fund's ratio of reserves to insured deposits to the target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for BIF members. Under this system, assessments vary depending on the risk the institution poses to its deposit insurance fund. Such risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

        Additional Matters. In addition to the matters discussed above, the Company and the Bank are subject to additional regulation of their activities, including a variety of consumer protection regulations affecting their lending, deposit and collection activities and regulations affecting secondary mortgage market activities.

        The earnings of financial institutions, including the Company and the Bank, are also affected by general economic conditions and prevailing interest rates, both domestic and foreign and by the monetary and fiscal policies of the U.S. Government and its various agencies, particularly the Federal Reserve.

        Additional legislation and administrative actions affecting the banking industry may be considered by the United States Congress, the Indiana General Assembly and various regulatory agencies, including those referred to above. It cannot be predicted with certainty whether such legislation or administrative action will be enacted or the extent to which the banking industry in general or the Company and the Bank in particular would be affected thereby.


ITEM 2. DESCRIPTION OF PROPERTY
        -----------------------

        The Bank's principal office is located in Brookville, Indiana and fourteen (14) of its locations are owned in fee simple by the Bank. The Bank's branches at the Marsh Supermarket in Rushville, the Connersville Office located in the Grandview Shopping Center, the Jay C Supermarket Branch in Greensburg, Indiana, and the newly established downtown Madison, Indiana branch are leased from third parties. These leases expire on January 31, 2015, March 1, 2012, February 28, 2020 and April 1, 2027, respectively.


ITEM 3. LEGAL PROCEEDINGS
        -----------------

        The Bank from time to time is a party to routine litigation incidental to its business. The Company is not currently a party to any material litigation.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ---------------------------------------------------

        No matters were submitted during the fourth quarter of 1997 to a vote of security holders.

                                   PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND
        -------------------------------------------------------------------
OTHER SHAREHOLDER MATTERS
-------------------------

        Although the shares of common stock have been traded sporadically in the over-the-counter market, there is no established public trading market for the shares. Because of the very limited trading, historical bid prices must be considered somewhat arbitrary and not reflective of any actual value of the shares or an actual trading range. The only historical bid prices of which the Company has a record are those provided to the Company upon its request by the brokers known by the Company to deal in the Company's common stock. As of December 31, 1997, approximately 1,026,401 shares of common stock were outstanding held of record by approximately 572 persons, and there were outstanding options which were exercisable on that date for approximately 30,731 shares of common stock. The following table sets forth the high and low bid prices and the last sale price for the common stock for the quarters during the years indicated, based upon information obtained by management of the Company from the only broker known by the Company to deal in the Company's common stock. Management of the Company has not verified the accuracy of the following information. The referenced prices may not reflect an actual tracking range and may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                             Bid Price Per Share

                1997            First           Second          Third           Fourth
                                Quarter         Quarter         Quarter         Quarter
                                -------         -------         -------
High                            $31             $31             $31             $39
Low                              31              31              31              31
Last Sale                        31              31              31              39

                1996

High                            $25.50          $30             $30             $31
Low                              25.50           25.50           30              30
Last Sale                        25.50           30              30              31



        The principal source of revenue of the Company is dividends from the Bank. Therefore, the Company is dependent upon the dividends paid by the Bank for funds to pay dividends on the common stock. The Bank's ability to pay dividends to the Company, the Company's ability to pay dividends to holders of the shares and the ability of the Bank to loan funds to the Company are all restricted and limited as described in "DESCRIPTION OF BUSINESS--REGULATION AND SUPERVISION." The Company has declared cash dividends on its common stock as follows: (adjusted for stock dividends in 1996)

                                Cash Dividends

                  Calendar Quarter        Per Common Share
                  ----------------        ----------------
                  1997:
                      First Quarter            $ .185
                      Second Quarter             .205
                      Third Quarter              .205
                      Fourth Quarter             .225

                  1996:
                      First Quarter            $ .145
                      Second Quarter             .165
                      Third Quarter              .165
                      Fourth Quarter             .185

        The Company currently anticipates paying quarterly cash dividends although the payment of such dividends is subject to the discretion of the Board of Directors. The declaration of future dividends will depend on, among other things, the earnings, financial condition and cash requirements of the Company at the time such payment is considered, and on the ability of the Company to receive dividends from the Bank the amount of which is subject to regulatory limitations. No assurance can be given that any future dividends will be declared or paid.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ---------------------------------------------------------------------
OF OPERATIONS
-------------

YEAR ENDED DECEMBER 31, 1996 AND 1997.
--------------------------------------

        The following discussion and analysis provides information regarding the Company's consolidated financial condition and results of operations as of and for the years ended December 31, 1996 and 1997. The discussion should be read in conjunction with the financial information contained in "Description of Business" and the consolidated financial statements and notes thereto. All dollar amounts shown herein are in thousands except per share amounts.

GENERAL
-------

        The business of the Company consists of holding and administering its interest in the Bank. The principal business of the Bank consists of attracting deposits from consumer and commercial customers and making loans to individuals and businesses. The Bank offers various products for depositors, including checking and savings accounts, certificates of deposit and safe deposit boxes. Loans consist principally of loans to individuals secured by mortgage liens on residential properties, consumer loans generally secured by liens on personal property, and loans to businesses generally secured by liens on business assets such as inventory, accounts receivable, commercial real estate and other property. The Bank also offers trust services to individuals, businesses and institutions.

        The Bank operates 18 banking offices in nine eastern and southeastern counties in Indiana. In 1996, the Bank opened new banking offices in Greensburg and Connersville area and in the first quarter of 1997 purchased an office in Hanover. In addition, in September, 1997, the bank opened its 18th office in Downtown Madison.

        The Bank will continue to take advantage of opportunities to expand its number of locations if the expansion appears to represent a profitable opportunity, however, there is no assurance this will occur.

EARNINGS
--------

        Net income for the year ended December 31, 1997 was $3,430 compared to $3,276 for 1996, which represented a $154 or 4.7% increase. Earnings per share also increased from $3.17 for 1996 to $3.35 for 1997. Earnings per share on a completely diluted basis increased from $3.13 to $3.30 per share. Higher net interest income and lower tax expense, partially offset by a higher provision for loan losses and increased non-interest expense, accounted for most of the increase.

        Net interest income increased from $10,422 for the twelve months ended December 31, 1996 to $11,672 for the same period in 1997, for a $1,250 or 12% increase. Substantially all of this increase was related to higher volumes (average balances) of interest earning assets and interest bearing liabilities. In addition, the company was able to move the net interest spread from 3.84% in 1996 to 3.90% in 1997 and the interest margin from 4.39% to 4.46% for the same time periods. Average loans were $28.4 million higher for the twelve months ended December 31, 1997, compared to the same period in 1996. Average interest bearing deposits were approximately $22.6 million higher.

        The provision for loan losses increased from $828 to $1,506, an increase of $678. This increase was incurred because the Company has experienced tremendous loan growth over the past several years - 15.4% in 1997, and 13.7% in 1996. In addition, a comparative review of the PTC allowance for loan loss to its peer group, which consists of financial institutions between $150,000 and $300,000 in assets, was completed. Through this analysis, it was determined that PTC's allowance to total loans percentage relationship was significantly less than its peer group. Management increased the provision during 1997 to bring PTC closer to its peer group and to recognize the tremendous growth experienced during the past two years.

        Non-interest income increased slightly from $2,349 to $2,535 for the twelve months ended December 31, 1996 and 1997, respectively. There was no travel commission income in 1997 compare to $66 in 1996. The travel company, a subsidiary of the Bank, was sold in the second quarter of 1996. The increase in non-interest income came primarily from mortgage banking income which increased from $795 for 1996 to $1,116 for 1997.

        Non-interest expense increased from $7,103 to $7,829 for the twelve month period ended December 31, 1996 and 1997, respectively. $361 of the $726 increase was due to higher salary and benefit costs related to the newly acquired Hanover branch in February, 1997 and the establishment of a new downtown Madison office which opened in September, 1997. Occupancy and equipment expenses increased $250 primarily due to the new locations, as well as ongoing upgrades in computer technologies.

        The provision for income taxes was slightly less in 1997 than 1996 primarily due to increased balances in non-taxable securities and non-taxable loans. The effective tax rate in 1997 was 30%, compared to 32% in 1996.

FINANCIAL CONDITION
-------------------

        Total assets increased from $296,576 at the end of 1996 to $321,993 by the end of 1997. This $25,417 growth in assets represents more than an 8.6% increase. Gross loans increased by $28,640 over the same time period and total deposits grew $22,715, an increase of 14.6% and 8.4%, respectively.

        Gross loans increased by $28,640 from December 31, 1996 to December 31, 1997. Most of this growth occurred in the residential and commercial real estate loan categories.

        The allowance for loan losses increased from $2,000 at December 31, 1996 to $2,721 at December 31, 1997. The remaining charge off resulting from the Bennett Funding loan relationship was taken during the fourth quarter of 1997, reducing its carrying amount to less than $100 which is expected to continue to pay down throughout 1998.

        Total deposits increased by $22,715 from December 31, 1996 to December 31, 1997. The primary area of growth came in interest-bearing deposits. In addition, during the first quarter of 1997, the Company assumed $6,788 of deposits and acquired a branch facility from another institution. The $240 premium paid in assuming these deposits was set up as an intangible asset. The branch facility is located in Hanover, Indiana.

        Shareholder's equity increased $2,576 from December 31, 1996 to December 31, 1997. The primary growth was due to retained earnings less cash dividends incurred throughout the 1997 year.

        The following table sets forth average balances and average yields/costs of interest earning assets and interest bearing liabilities for 1997 and 1996.

                                             YIELD/RATE ANALYSIS
                                            (Dollars in thousands)

                                                     1997                                  1996
                                     ----------------------------------     ---------------------------------
                                     Average                    Average     Average                   Average
                                     Balance       Interest       Rate      Balance      Interest       Rate
                                     -------       --------       ----      -------      --------       ----
EARNING ASSETS
--------------
Short-term Investments:
  Interest-bearing balances
    with Banks                       $   1,615     $      90      5.57%     $  2,274     $     130      5.72%
  Federal Funds Sold                     8,452           510      6.03         7,317           433      5.92
Securities:
  Taxable                               33,717         2,156      6.39        38,224         2,440      6.38
  Non-taxable(1)                        26,289         1,909      7.26        24,749         1,805      7.29
Loans and Leases: (2)
  Taxable  (3)                         202,755        19,006      9.37       176,529        16,658      9.44
  Non-taxable(1)                        10,128           852      8.41         7,918           708      8.94
                                     ---------     ---------                --------     ---------

Total Earning Assets                   282,956        24,523      8.67       257,011        22,174      8.63
                                                   ---------      -----                  ---------      -----

Cash and Due from Banks                  8,363                                 6,992
Premises and equipment, net              3,810                                 3,246
Intangible assets                        1,664                                 1,678
Accrued interest receivable
  and other assets                       4,209                                 3,384
Less:  Allowance for Loan Loss          (2,028)                               (1,976)
                                     ---------                             ---------
TOTAL ASSETS                         $ 298,974                             $ 270,335
                                     =========                             =========

LIABILITIES AND EQUITY
----------------------
Savings and Interest-bearing
  Demand Deposits                    $  84,415         2,409      2.85     $  78,529         2,247      2.86
Time Deposits                          164,801         9,474      5.75       148,079         8,590      5.80
Notes Payable                              324            28      8.64           782            60      7.67
                                     ---------     ---------                --------     ---------
Total Interest-bearing
  Liabilities                          249,540        11,911      4.77       227,390        10,897      4.79
                                                   ---------      -----                  ---------      -----

Demand Deposit Accounts                 23,386                                20,136
Other Liabilities                        3,057                                 2,396
                                     ---------                             ---------
TOTAL LIABILITIES                      275,983                               249,922

Shareholders' Equity                    22,991                                20,413
                                     ---------                             ---------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY               $ 298,974                             $ 270,335
                                     =========                             =========


Net Interest/Spread                                $  12,612      3.90%                  $  11,277      3.84%
                                                   =========      =====                  =========      =====

Margin                                                            4.46%                                 4.39%
                                                                  =====                                 =====

(1) Tax exempt interest income for loans and securities was restated to its tax equivalent amount using a 34% tax rate.
(2) Interest income on loans included fees of $416 and $437 for 1997 and 1996.
(3)     Non accrual loans are included in the average balance.

        The following table presents information regarding the Company's interest income and interest expense for the periods indicated. The table presents the amount of change in interest income or interest expense which is attributable to the change in the average balance (volume) and the amount of change which is related to change in rates. The net change, attributable to the combined impact of volume and rate, has been allocated proportionately to the change due to volume and the change due to rate.

                            (Dollars in thousands)
                                  1997-1996

                                                   Change
                                       Total       Due To       Due To
                                      Change       Volume         Rate
                                      ------       ------         ----
ASSETS
Short-term Investments
 Interest-bearing balances
    with Banks                        $  (40)      $  (37)      $   (3)
 Federal Funds Sold                       77            -           77
Securities:
 Taxable                                (284)        (288)           4
 Non-taxable                             104          112           (8)
Loans and Leases:
 Taxable                               2,348        2,459         (111)
 Non-taxable                             144          188          (44)
                                      -------      -------      -------

Total Earning Assets                   2,349        2,434          (85)
                                      -------      -------      -------

INTEREST BEARING LIABILITIES
Savings and Interest-Bearing
 Demand Deposits                         162          168           (6)
Time Deposits                            884          962          (78)
Notes Payable                            (32)         (39)           7
                                      -------      -------      -------
Total Interest-bearing
 Liabilities                           1,014        1,091          (77)
                                      -------      -------      -------

Net Interest/Spread                   $1,335       $1,343       $   (8)
                                      =======      =======      =======


ASSET AND LIABILITY MANAGEMENT
------------------------------

        The Company engages in a formal process of measuring and defining the amount of interest rate risk. Interest rate risk is the effect on net interest income resulting from changes in interest rates. The goal of the asset and liability management process is to maintain a high, yet stable, net interest margin by identifying the degree of interest rate risk and developing tactics and strategies to mitigate the extent to which net interest income will be affected by changes in interest rates.

        The following tables illustrate the repricing opportunities, or "rate sensitivity" of interest-earning assets and interest bearing liabilities. A repricing may occur if the rate on the asset or liability changes as interest rates change, or, when the rate is fixed, at the time they mature. The "gap" is the difference between rate sensitive assets and rate sensitive liabilities within a specific time frame. Gap is considered an indicator of the effect a change in interest rates may have on net interest income.

        As of December 31, 1997, the Company's rate sensitive liabilities exceeded rate sensitive assets through one year. This would indicate that if rates increase, net interest income may decrease. In order to determine accurately the effect of changes in interest rates, the repricing effect of each type of interest-earning asset and interest-bearing liability must be measured. Assets and liabilities have different characteristics and the magnitude of change differs for each. Management continually monitors the changes to net interest income which may result from changing interest rates.

                                           INTEREST RATE SENSITIVITY ANALYSIS
                                                 (Dollars in thousands)

                                         0-3           4-12          1-5          After     Non-interest
                                        months        months        years        5 years       Bearing         Total
                                        ------        ------        -----        -------       -------         -----
Rate-sensitive Assets:
  Cash and due from banks             $   7,723     $       -     $       -     $       -     $   2,073      $   9,796
  Fed Funds Sold                         19,400             -             -             -             -         19,400
  Interest bearing balances                   -             -             -             -             -              -
   with financial institutions              499             -           500             -             -            999
  Securities                              6,995         5,995        38,269         5,285             -         56,544
  Loans                                  71,095        91,220        52,052        11,765           621        226,753
Allowance for Loan Loss                       -             -             -             -        (2,721)        (2,721)
Other assets                                  -             -             -             -        11,222         11,222
                                      ---------     ---------     ---------     ---------     ---------      ---------
 Total Assets                         $ 105,712     $  97,215     $  90,821     $  17,050     $  11,195      $ 321,993
                                      =========     =========     =========     =========     =========      =========

Rate-sensitive Liabilities:
  Non-interest bearing deposits       $       -     $       -             -     $  26,297     $  26,297              -

  Passbook Savings                            -        30,468             -             -             -         30,468
  Interest bearing deposits              51,206         6,907             -             -             -         58,113
  CD's Greater Than 100M                 16,819         9,479         8,136             -             -         34,434
  CD's Greater Than 100M                 35,067        52,497        43,850             5             -        131,419
  IRA's                                   3,464         4,688         4,959             -             -         13,111
  Note Payable                                -             -             -             -             -              -
Other liabilities                             -             -             -             -         3,922          3,922
Capital                                       -             -             -             -        24,229         24,229
                                      ---------     ---------     ---------     ---------     ---------      ---------
   Total liabilities                  $ 106,556     $ 104,039     $  56,945     $       5     $  54,448      $ 321,993
                                      =========     =========     =========     =========     =========      =========

Periodic Gap                          $    (844)    $  (6,824)    $  33,876     $  17,045     $  43,253
Cumulative Gap                        $    (844)    $  (7,668)    $  26,208     $  43,253     $


        A significant assumption is that most interest-bearing demand accounts are subject to immediate repricing. While it is true that contractually, those accounts are subject to immediate repricing, the rates paid on those accounts are not generally tied to specific indices and are influenced by market conditions and other factors. Accordingly, a general movement in interest rates, either up or down, may not have any immediate effect on the rates paid on these deposit accounts. The foregoing table illustrates only one source of information about sensitivity to interest rate movements. The core of the Company's asset and liability management process consists of simulations that take into account the time that various assets and liabilities may reprice and the degree to which various categories of such assets and liabilities will respond to general interest rate movements. Interest rate risk can only be represented by a measurement of the effects of changing interest rates given the capacity for, and magnitude of, change on specific assets and liabilities.

LIQUIDITY
---------

        Liquidity refers to the availability of funds to meet deposit withdrawals, fund loan commitments and pay expenses. During 1997, the Company's loan portfolio increased to 225 million dollars at December 31, 1997 from 197 million dollars at December 1996, an increase of 28 million dollars or 14.6%. Increases in deposits provided the primary source of funding for loan growth in 1997. Average deposits increased 22.6 million dollars, (10%) between 1996 and 1997. Additional funding for loan growth was provided through the sales and maturities of securities.

        A common measure of liquidity is the loan to deposit ratio. As of December 31, the loan to deposit ratio was 76.9% in 1997, and 72.6% in 1996. Increasing this ratio was an important goal for the Company's management during 1997, and significantly added to the Company's profitability.

        Loan commitments include unfunded portions of lines of credit and commercial letters of credit. These unfunded commitments may or may not require funding. At December 31, 1997 and 1996, such commitments totaled 28 million dollars and 29 million dollars, respectively. Loan commitments generate fee income for the Company.

LOAN QUALITY
------------

        The Company has maintained a high level of quality in the loan portfolio. Non-performing loans are those loans which are past due more than 90 days and still accruing interest and those loans on which the Company no longer accrues interest. As of December 31, 1997 and 1996, non-performing loans totaled $867 and $1,828, respectively. As a percent of total loans, non-performing loans were .39% at December 31, 1997 and .93% at December 31, 1996. The primary difference between the two years relates to the Bennett Funding relationship which accounted for $1,300 of the total non-performing loans at December 31, 1996 and less than $100 at December 31, 1997.

        The provision for loan losses is a charge to earnings to provide for potential loan losses. The provision for loan losses was $1,506 in 1997 and $828 in 1996. Coverage of potential loan losses is provided by the allowance for loan losses. The adequacy of the allowance for loan losses is evaluated at least quarterly by the credit review function and management based upon a review of identified loans with more than a normal degree of risk, historical loss percentages, peer comparisons, and present and forecasted economic conditions affecting borrowers. At December 31, the allowance for loan losses was $2,721 for 1997 and $2,000 for 1996. As a percent of total loans, the allowance for loan losses was 1.21% and 1.02% at those points in time. The primary reason for the increase in the allowance for loan loss is because the Company has sustained a tremendous growth over the last two years in the loan portfolio and upon management's review of a peer comparison, it was determined that the Company's allowance was significantly less than peer. Management's analysis indicates that the allowance for loan losses at December 31, 1997, was adequate to cover potential losses on identified loans with credit problems and on the remaining portfolio. Management's analysis also indicates that the allowance for loan loss at December 31, 1997 was adequate when compared to peer, historical loss percentages, and various economic conditions in the general area served by the Company.

        Gross loan charge-offs in 1997 and 1996 were $929 and $726, respectively. As a percentage of average loans, net loan charge-offs were
 .37% and .30% for those periods.

        Loans are considered impaired if full principal or interest payment are not anticipated. Impaired loans are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans. The Company's average investment in impaired loans during 1997 was $976 as compared to $844 during 1996. At December 31, 1997, $238 of loans were deemed to be impaired and $0 of the allowance for loan losses was allocated to these loans. At December 31, 1996, $1,300 of loans were deemed to be impaired and $475 of the allowance for loan losses was allocated to those loans. The large decrease in impaired loans was related to loans associated with the Bennett Funding relationship.

CAPITAL
-------

        In June, 1994, the Company completed a rights offering of its common shares at $25.00 per share ($15.50 per share when adjusted for a subsequent stock split and stock dividend). The net proceeds after commissions and expenses from the sale of 60,000 shares were approximately $1,480. This rights offering included options which were exercised in January 1996, resulting in the issuance of 28,449 shares for a total of $485 at $17.05 per share ($15.50 per share when adjusted for a subsequent stock dividend). In April, 1996, the Company repurchased 22,632 shares at a market price of $30 per share ($27.27 per share when adjusted for a subsequent stock dividend).

        Both the Company and the Bank are required to comply with capital requirements promulgated by their primary regulators. Those regulations require the maintenance of specified levels of capital to total assets (the leverage ratio) and to risk-weighted assets (the risk-based capital ratio). These regulations require maintaining a leverage ratio of at least 5% for "well capitalized" entities and a total risk-based capital ratio of at least 10%.

        The Company and the Bank were in compliance with all regulatory capital requirements at December 31, 1997. The following table indicates the Company's actual capital levels at the dates indicated.

                                REGULATORY CAPITAL REQUIREMENTS

                                                                            Minimum Required
                                                                               To be Well
                                                 Minimum Required             Capitalized
                                                    For Capital         Under Prompt Corrective
                                  Actual         Adequacy Purposes         Action Regulations
                                  ------         -----------------         ------------------
                             Amount     Ratio     Amount     Ratio          Amount     Ratio
                             ------     -----     ------     -----          ------     -----
Total Capital (to Risk
Weighted Assets)
 Company                    $ 24,299    11.9%    $ 16,961     8.0%         $ 21,202    10.0%
 Bank                       $ 22,934    11.4%    $ 17,097     8.0%         $ 21,371    10.0%

Tier I Capital (to Risk
Weighted Assets
 Company                    $ 22,499    10.6%    $  8,481     4.0%         $ 12,721     6.0%
 Bank                       $ 21,547    10.1%    $  8,548     4.0%         $ 12,823     6.0%

Tier I Capital (to
Average Assets)
 Company                    $ 22,449     7.0%    $ 12,813     4.0%         $ 16,016     5.0%
 Bank                       $ 21,547     6.7%    $ 12,766     4.0%         $ 15,958     5.0%


        The Company and Bank at year-end 1997 were categorized as well capitalized.

SELECTED FINANCIAL RATIOS
-------------------------

        The following table indicated certain key financial ratios for the Company for the years indicated:

                                          1997         1996
                                          ----         ----

             Return on Assets             1.15%        1.21%
             Return on Equity            14.92%       16.05%
             Dividend Payout Ratio          25%          21%
             Equity to Assets Ratio       7.53%        7.30%



NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

        FAS No. 130 "REPORTING COMPREHENSIVE INCOME"is effective for both interim and year-end financial statements for fiscal years beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income is defined as all changes in equity other than those resulting from investments by owners or distributions to owners. Net income is, therefore, a component of comprehensive income. The most common items of other comprehensive income include unrealized gains or losses on securities available for sale, gains and losses on certain foreign currency transactions, and minimum pension liability adjustments. While full disclosure for each reported period is required in year-end financial statements, interim financial statements need only disclose total comprehensive income for each reported period.

        The Standard does not mandate a specific format for reporting comprehensive income, but it does require that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Implementation of this Standard will require additional disclosures in future financial reports but will not otherwise affect the Company.

        FAS No. 131 "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" is effective for reported periods included in year-end financial statements for fiscal years beginning after December 15, 1997 and for all reported periods in interim financial statements for reporting periods following the first required full fiscal year disclosure. FAS No. 131 establishes new guidance for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable operating segments in interim financial reports issued to shareholders. FAS No. 131 supersedes the industry approach to segment disclosures previously required by FAS No. 14, Financial Reporting for Segments of a Business Enterprise, replacing it with a method of segment reporting which is based on the structure of an enterprise's internal organization reporting. The Statement also establishes standards for related disclosures about products and services, geographic areas and major customers.

        Management does not believe that implementation of this Standard will result in the identification of other reportable business segments at this time.

YEAR 2000 COMPLIANCE
--------------------

        On May 5, 1997, the Federal Financial Institutions Examination Council issued a statement providing guidance on the scope of the activities necessary for insured financial institutions to make all information - processing systems capable of recognizing dates accurately in the year 2000 and beyond. P.T.C. Bancorp recognized the practicality of their approach and has adopted a five step process of awareness, assessment, renovation, validation/testing, and implementation.

        The Year 2000 problem will present a number of difficult and complex challenges for all financial institutions. P.T.C. Bancorp intends to be "Year 2000 Compliant" well in advance in order to make as smooth transition into the next millennium and the following outlines the Company's plan to address this issue.

        P.T.C. Bancorp has adopted a five step plan. Phase I of the plan which included the forming of the Year 2000 Project Team, educating and obtaining support from the Company's Board of Directors and Senior Management, and developing staff awareness of possible effects the Year 2000 may have on credit risk and customer confidence has been completed by December 31, 1997. Phase II of the plan will be implemented in the first and second quarters of 1998. This step includes an inventory of all hardware and software, not only computer related items, but all equipment which contain computer chips to determine resources required, vendor support, and budget allocations. Phase III will be conducted in the third quarter of 1998. This step includes the modification of internally developed software, replacement schedule of non-compliant hardware, and certification of all vendor supplied software. Phase IV is scheduled for the fourth quarter of 1998. This phase includes the testing and validation of all applications and systems and all incremental upgrades or revisions. And finally, Phase V which will take place during the first quarter of 1999, will allow for modification to program or applications that failed the fourth quarter 1998 testing phase.

        The Company anticipates all systems, software and applications to be Year 2000 Compliant by the end of the second quarter, 1999.

ITEM 7. FINANCIAL STATEMENTS
----------------------------

                        REPORT OF INDEPENDENT AUDITORS




Board of Directors and Shareholders
P.T.C. Bancorp
Brookville, Indiana


We have audited the accompanying consolidated balance sheets of P.T.C. Bancorp as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows, and changes in shareholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P.T.C. Bancorp as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                                      Crowe, Chizek and Company LLP

Indianapolis, Indiana
January 22, 1998

                                P.T.C. BANCORP
                         CONSOLIDATED BALANCE SHEETS
                          December 31, 1997 and 1996
              (dollar references in thousands except share data)
------------------------------------------------------------------------------

                                                                    1997           1996
                                                                    ----           ----
ASSETS
Cash and cash equivalents                                        $  29,196      $  26,185
Interest bearing balances with financial institutions                  999          1,897
Securities available for sale, at fair value                        32,362         38,376
Securities held to maturity                                         24,182         25,219
Loans held-for-sale                                                  1,580            430

Loans                                                              225,173        196,533
Allowance for loan losses                                           (2,721)        (2,000)
                                                                 ---------      ---------
   Net loans                                                       222,452        194,533
Premises and equipment, net                                          3,982          3,512
Intangible assets                                                    1,629          1,619
Accrued interest receivable and other assets                         5,611          4,805
                                                                 ---------      ---------

                                                                 $ 321,993      $ 296,576
                                                                 =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Deposits
     Non-interest bearing deposits                               $  26,297      $  32,350
     Interest bearing deposits                                     267,545        238,777
                                                                 ---------      ---------
        Total deposits                                             293,842        271,127
   Notes payable                                                         -            500
   Accrued interest payable and other liabilities                    3,922          3,296
                                                                 ---------      ---------
        Total liabilities                                          297,764        274,923

Shareholders' equity
   Preferred stock, no par value; 1,000,000 shares
     authorized, no shares issued and outstanding
   Common stock, $1 stated value:  2,000,000 shares
     authorized, 1,026,401 and 1,024,276 shares outstanding          1,026          1,024
   Additional paid-in capital                                       10,445         10,413
   Retained earnings                                                12,607         10,018
   Unrealized gain on securities available for sale                    151            198
                                                                 ---------      ---------
        Total shareholders' equity                                  24,229         21,653
                                                                 ---------      ---------
                                                                 $ 321,993      $ 296,576
                                                                 =========      =========

                           See accompanying notes.

                                P.T.C. BANCORP
                      CONSOLIDATED STATEMENTS OF INCOME
                    Years ended December 31, 1997 and 1996
            (dollar references in thousands except per share data)
------------------------------------------------------------------------------

                                                             1997            1996
                                                             ----            ----
INTEREST INCOME
   Loans, including fees                                  $  19,567       $  17,125
   Interest on investment securities
      Taxable securities                                      2,156           2,440
      Non-taxable securities                                  1,260           1,191
   Balances with financial institutions                          90             130
   Federal funds sold                                           510             433
                                                          ---------       ---------
      Total interest income                                  23,583          21,319

Interest expense
   Deposits                                                  11,883          10,837
   Notes payable                                                 28              60
                                                          ---------       ---------
      Total interest expense                                 11,911          10,897
                                                          ---------       ---------

Net interest income                                          11,672          10,422

Provision for loan losses                                     1,506             828
                                                          ---------       ---------

Net interest income after provision for loan losses          10,166           9,594

Non-interest income
   Service charges on deposit accounts                        1,221           1,199
   Mortgage banking income                                    1,116             795
   Securities gains                                               3             104
   Travel commission income                                       -              66
   Other income                                                 195             185
                                                          ---------       ---------

      Total non-interest income                               2,535           2,349

Non-interest expenses
   Salaries and employee benefits                             4,498           4,137
   Occupancy and equipment expense                            1,082             832
   Data processing expense                                      373             372
   FDIC assessment                                               26               2
   Other operating expenses                                   1,850           1,760
                                                          ---------       ---------
      Total non-interest expense                              7,829           7,103
                                                          ---------       ---------

Income before income taxes                                    4,872           4,840

Provision for income taxes                                    1,442           1,564
                                                          ---------       ---------

Net income                                                $   3,430       $   3,276
                                                          =========       =========

Earnings per share                                        $    3.35       $    3.17
                                                          =========       =========

Earnings per share, assuming dilution                     $    3.30       $    3.13
                                                          =========       =========

                           See accompanying notes.

                                P.T.C. BANCORP
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years ended December 31, 1997 and 1996
            (dollar references in thousands except per share data)
------------------------------------------------------------------------------

                                                                    1997            1996
                                                                    ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $   3,430       $   3,276
  Adjustments to reconcile net income to net cash
    from operating activities:
      Depreciation                                                     367             282
      Provision for loan losses                                      1,506             828
      Gain on sale of securities                                        (3)           (104)
      Change in loans held-for-sale                                 (1,150)          1,687
      Amortization of intangible assets                                231             219
      Change in accrued interest receivable and other assets          (577)         (1,257)
      Net amortization/(accretion) on securities                       103             115
      Change in accrued interest payable and other liabilities         626             537
                                                                 ---------       ---------
         Net cash from operating activities                          4,533           5,583

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment expenditures                                 (837)           (727)
  Loans made to customers and principal collections thereon        (29,425)        (26,021)
  Proceeds from sales of securities available for sale               5,501           3,737
  Proceeds from maturities and principal paydowns
    of securities available for sale                                 7,675          13,921
  Proceeds from maturities and principal paydowns
    of securities held to maturity                                   4,997           7,121
  Purchases of securities available for sale                        (7,419)        (17,615)
  Purchases of securities held to maturity                          (4,021)        (12,807)
  Net change in deposits with other financial institutions             898             489
                                                                 ---------       ---------
     Net cash from investing activities                            (22,631)        (31,902)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposit accounts                                    22,416          29,392
  Payments on note payable                                            (500)           (500)
  Dividends paid                                                      (841)           (679)
  Redemption of common stock                                             -            (690)
  Proceeds from issuance of stock                                       34             507
                                                                 ---------       ---------
     Net cash from financing activities                             21,109          28,030
                                                                 ---------       ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                              3,011           1,711

Cash and cash equivalents at beginning of year                      26,185          24,474
                                                                 ---------       ---------

Cash and cash equivalents at end of year                         $  29,196       $  26,185
                                                                 =========       =========

Cash paid during the period for:
   Interest                                                      $  11,435       $  10,879
   Income taxes                                                      1,420           1,722


                            See accompanying notes

                                P.T.C. BANCORP
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    Years ended December 31, 1997 and 1996
            (dollar references in thousands except per share data)
------------------------------------------------------------------------------

                                                                                    Unrealized
                                                                                    Gain/(loss)
                                                          Additional               on Securities      Total
                                                Common     Paid-in      Retained     Available     Shareholders'
                                                Stock      Capital      Earnings     for Sale         Equity
                                                -----      -------      --------     --------         ------
BALANCES AT JANUARY 1, 1996                   $    924     $  7,909     $ 10,208     $    177        $ 19,218
Net income                                                                 3,276                        3,276
Cash dividends ($.66 per share)                                             (679)                        (679)
10% stock dividend                                  93        2,694       (2,787)                           -
Redemption of shares (22,634 shares)               (23)        (667)                                     (690)
Exercise of stock options (1,469 shares)             1           20                                        21
Issuance of shares to existing
  shareholders (28,449 shares)                      29          457                                       486
Change in unrealized gain/(loss)                                                           21              21
                                              --------     --------     --------     --------        --------


BALANCE AT DECEMBER 31, 1996                     1,024       10,413       10,018          198          21,653
Net income                                                                 3,430                        3,430
Cash dividend ($.82 per share)                                              (841)                        (841)
Exercise of stock options (2,125 shares)             2           32                                        34
Change in unrealized gain/(loss)                                                          (47)            (47)
                                              --------     --------     --------     --------        --------

Balance at December 31, 1997                  $  1,026     $ 10,445     $ 12,607     $    151        $ 24,229
                                              ========     ========     ========     ========        ========

                            See accompanying notes

                                P.T.C. BANCORP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1997 and 1996
                       (dollar references in thousands)
------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements include the accounts of P.T.C. Bancorp (Company) and its wholly-owned subsidiary, People's Trust Company (Bank). All significant intercompany transactions have been eliminated in consolidation.

Description of Business: P.T.C. Bancorp generates mortgage, commercial, and installment loans and receives deposits from customers located primarily in southeastern Indiana. The majority of the Company's loans are secured by specific items of collateral including business assets, consumer assets and real property. More than 90% of its revenues are derived from banking activities.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Estimates that are more susceptible to change in the near term include the allowance for loan losses and fair values of financial instruments.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods. The Company reports net cash flows for customer loan transactions, deposit transactions, and deposits made with other institutions.

Securities: Securities are classified by management at date of purchase as available for sale or held to maturity. Securities classified as available for sale are securities that might be sold in response to changes in interest rates, changes in prepayment risk, or other similar factors, and which are carried at fair value. The unrealized gain/(loss) on securities available for sale is reflected as a separate component of shareholders' equity, net of tax. Securities classified as held to maturity are securities that the Company has both the ability and positive intent to hold to maturity and are carried at amortized cost (cost adjusted for amortization of premium or accretion of discounts). Interest income on securities is recognized using the level yield basis. Gains and losses on sales of securities are computed on a specific identification basis.

Loans Held for Sale: During the normal course of business, the Company originates certain mortgage loans for the purpose of selling them in certain secondary markets. These loans are carried at the lower of aggregate cost or market value.

Loans: Loans are reported at the principal balance outstanding, net of deferred loan fees and costs, the allowance for loan losses, and charge-offs. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term.

                                P.T.C. BANCORP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1997 and 1996
                       (dollar references in thousands)
------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest income is not reported when full loan repayment is in doubt, typically when payments are past due over 90 days. Interest received on such loans is recognized on the cash basis or reported as principal reductions.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when the internal grading system indicates a doubtful classification.

Servicing Rights: Servicing rights represent the allocated value of servicing rights retained on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and term. Any impairment of a grouping is reported as a valuation allowance.

Premises and Equipment: Premises and equipment are stated at cost, net of accumulated depreciation. Depreciation is charged to operating expense over the useful lives of assets and is computed on straight-line and accelerated methods. Maintenance and repairs are charged to operations as incurred. Improvements are capitalized and disposals are recorded in the year sold or abandoned.

Intangible Assets: Intangible assets consist of goodwill and core deposit intangibles. Goodwill is being amortized on a straight-line method over fifteen years. The core deposit is being amortized based on the estimated life of the deposits assumed, which is ten years.

                                P.T.C. BANCORP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1997 and 1996
                       (dollar references in thousands)
------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options: No expense for stock options is recorded, as the grant price equals the market price of the stock at grant date. Pro forma disclosure of net income and earnings per share are not presented because the fair value of options granted during 1997 and 1996 is not material.

Income Taxes: Deferred tax liabilities and assets are determined at each balance sheet date. They are measured by applying enacted tax laws to future amounts that will result from differences in the financial statement and tax basis of assets and liabilities. Recognition of deferred tax assets is limited by the establishment of a valuation reserve unless management concludes that they are more likely than not going to result in future tax benefits to the Company. Income tax expense is the amount paid for the current year income tax liability plus or minus the change in deferred taxes.

Dividend Restriction: Banking regulations require the maintenance of certain capital levels and may limit the amount of dividends which may be paid by the bank to the holding company or by the holding company to shareholders.

Earnings Per Share: Basic earnings per share is based on weighted-average common shares outstanding. Diluted earnings per share further assumes issue of any dilutive potential common shares. The accounting standard for computing earnings per share was revised for 1997, and all earnings per share previously reported are restated to follow the new standard. Earnings per share are restated for all subsequent stock dividends and splits.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Future Accounting Changes: New accounting standards have been issued which will require future reporting of comprehensive income (net income plus changes in holding gains and losses on available for sale securities) and may require redetermination of industry segment financial information.

                                P.T.C. BANCORP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1997 and 1996
                       (dollar references in thousands)
------------------------------------------------------------------------------

NOTE 2 - SECURITIES

The amortized cost and fair values of securities available for sale are as follows at December 31:

                                                              1997
                                                              ----
                                                       Gross       Gross
                                        Amortized   Unrealized   Unrealized      Fair
                                          Cost         Gains       Losses        Value
                                          ----         -----       ------        -----
U.S. Treasury and government
  agency securities                     $ 21,975     $    159     $    (11)    $ 22,123
State and political subdivisions           3,407           69            -        3,476
Mortgage-backed and other
  asset-backed securities                  3,596           68          (33)       3,631
Corporate debt securities                  1,500            -           (2)       1,498
Equity securities                          1,634            -            -        1,634
                                        --------     --------     --------     --------
   Totals                               $ 32,112     $    296     $    (46)    $ 32,362
                                        ========     ========     ========     ========

                                                              1996
                                                              ----
                                                       Gross       Gross
                                        Amortized   Unrealized   Unrealized      Fair
                                          Cost         Gains       Losses        Value
                                          ----         -----       ------        -----
U.S. Treasury and government
  agency securities                     $ 30,066     $    255     $    (43)    $ 30,278
State and political subdivisions           1,971           64            -        2,035
Mortgage-backed and other
  asset-backed securities                  2,583           46           (7)       2,622
Corporate debt securities                  1,906           38          (24)       1,920
Equity securities                          1,521            -            -        1,521
                                        --------     --------     --------     --------
   Totals                               $ 38,047     $    403     $    (74)    $ 38,376
                                        ========     ========     ========     ========


The amortized cost and fair values of securities held to maturity are as follows at December 31:

                                                              1997
                                                              ----
                                                       Gross       Gross
                                        Amortized   Unrealized   Unrealized      Fair
                                          Cost         Gains       Losses        Value
                                          ----         -----       ------        -----
State and political subdivisions        $ 22,741     $    272     $     (1)    $ 23,012
Other securities                           1,441          122            -        1,563
                                        --------     --------     --------     --------

   Totals                               $ 24,182     $    394     $     (1)    $ 24,575
                                        ========     ========     ========     ========

                                P.T.C. BANCORP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1997 and 1996
                       (dollar references in thousands)
------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

                                                              1996
                                                              ----
                                                       Gross       Gross
                                        Amortized   Unrealized   Unrealized      Fair
                                          Cost         Gains       Losses        Value
                                          ----         -----       ------        -----
State and political subdivisions        $ 24,188     $    228     $    (51)    $ 24,365
Other securities                           1,031           68           (3)       1,096
                                        --------     --------     --------     --------
   Totals                               $ 25,219     $    296     $    (54)    $ 25,461
                                        ========     ========     ========     ========

The amortized cost and fair value of securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                          Available for Sale       Held to Maturity
                                          ------------------       ----------------
                                        Amortized      Fair       Amortized       Fair
                                          Cost         Value        Cost          Value
                                          ----         -----        ----          -----
Due in one year or less                 $  5,550     $  5,525     $  5,933      $  5,951
Due after one year through
  five years                              20,323       20,498       16,655        16,896
Due after five years through
  ten years                                1,154        1,194        1,109         1,131
Due after ten years                           50           50          485           597
                                        --------     --------     --------      --------
Total fixed maturity debt
  securities                              27,077       27,267       24,182        24,575
Mortgage-backed securities                 3,401        3,461            -             -
Equity securities                          1,634        1,634            -             -
                                        --------     --------     --------      --------
                                        $ 32,112     $ 32,362     $ 24,182      $ 24,575
                                        ========     ========     ========      ========

Gross gains of $15 and gross losses of $12 were realized on the sale of available for sale securities in 1997. Gross gains of $122 and gross losses of $18 were realized on the sale of available for sale securities in 1996.

At December 31, 1997 and 1996, securities carried at $1,631 and $2,264 were pledged to secure public deposits and for other purposes.

                                P.T.C. BANCORP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1997 and 1996
                       (dollar references in thousands)
------------------------------------------------------------------------------

NOTE 3 - LOANS

Loans are comprised of the following classifications:

                                                                   1997            1996
                                                                   ----            ----
Real estate-residential                                         $  88,619       $  74,003
Real estate-commercial                                             67,903          43,370
Real estate construction                                           10,510          13,650
Commercial                                                         36,115          41,655
Consumer                                                           19,607          21,325
Other                                                               2,793           2,875
Deferred loan fees                                                   (374)           (345)
                                                                ---------       ---------
                                                                $ 225,173       $ 196,533
                                                                =========       =========

Mortgage loans serviced for others are not reported as assets. These loans totaled $109,268 and $86,495 at year-end 1997 and 1996. At year-end 1997 and 1996, mortgage servicing rights were $529 and $225. Activity during 1997 included $469 of additions and amortization expense of $165. There was no mortgage servicing rights valuation allowance at year-end 1997 or 1996.


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses follows:

                                                                   1997            1996
                                                                   ----            ----
Beginning balance                                               $   2,000       $   1,722
Provision for loan losses                                           1,506             828
Losses charged to the allowance                                      (929)           (726)
Recoveries credited to the allowance                                  144             176
                                                                ---------       ---------

   Ending balance                                               $   2,721       $   2,000
                                                                =========       =========

Impaired loans were as follows:

                                                                   1997            1996
                                                                   ----            ----
Year-end loans with no allowance for loan losses allocated      $     238       $       -
Year-end loans with allowance for loan losses allocated                 -           1,300
Amount of the allowance allocated                                       -             475

Average of impaired loans during the year                             976             844
Interest income recognized during impairment                           63              28
Cash-basis interest income recognized                                  63              28


                                P.T.C. BANCORP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1997 and 1996
                       (dollar references in thousands)
------------------------------------------------------------------------------

NOTE 5 - PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31 follows:

                                                  1997            1996
                                                  ----            ----
     Land                                       $    552        $    352
     Buildings and improvements                    3,888           3,738
     Equipment and furniture                       2,954           2,482
                                                --------        --------
        Total                                      7,394           6,572
     Less accumulated depreciation                 3,412           3,060
                                                --------        --------
        Total premises and equipment, net       $  3,982        $  3,512
                                                ========        ========

NOTE 6 - DEPOSITS

Certificates of deposits in denominations of $100 or more as of December 31, 1997 and 1996 were $34,965 and $28,949.

At year-end 1997, stated maturities of time deposits were:

                      1998                       $ 126,960
                      1999                          40,584
                      2000                           7,604
                      2001                           2,940
                      2002                           1,054
                      Thereafter                         5

                                P.T.C. BANCORP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1997 and 1996
                       (dollar references in thousands)
------------------------------------------------------------------------------

NOTE 7 - BENEFIT PLANS

The Company maintains a 401(K) profit-sharing plan covering substantially all employees. Under this plan, employer matching contributions are 50% of employee contributions, up to 6% of eligible salary, plus a profit sharing allocation to all eligible employees. Annual contributions are at the discretion of the Board of Directors. Contributions provided for the 401(K) plan and charged to operations totaled $183 and $158 in 1997 and 1996.

The Company maintains a stock option plan covering directors and executive officers. Options are granted at no less than fair value of the Company's stock. Accordingly, no compensation cost has been recognized. Options under the officer plan are generally subject to a 4-year vesting schedule, and expire five years from date of vesting. There were no options granted during 1997, and 5,060 during 1996. At year-end 1997, there were 30,731 options outstanding under the officer plan with a weighted average exercise price of $16.93, and range of exercise prices of $14.65 - $27.27. There were no options granted in 1996 or 1997 under the director's plan. All remaining shares outstanding under the director's plan were exercised during 1997.

                                P.T.C. BANCORP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1997 and 1996
                       (dollar references in thousands)
------------------------------------------------------------------------------

NOTE 8 - EARNINGS PER SHARE

                                                         1997            1996
                                                         ----            ----
     EARNINGS PER SHARE

     Net income available to common shareholders     $     3,430     $     3,276
                                                     ===========     ===========

     Weighted average common shares outstanding        1,025,072       1,031,922
                                                     ===========     ===========

        EARNINGS PER SHARE                           $      3.35     $      3.17
                                                     ===========     ===========

     EARNINGS PER SHARE ASSUMING DILUTION
        Net income available to common
          shareholders                               $     3,430     $     3,276
                                                     ===========     ===========

        Weighted average common shares
          outstanding                                  1,025,072       1,031,922
        Add:  dilutive effect of assumed
          exercise of stock options                       15,161          14,466
                                                     -----------     -----------

        Weighted average common and dilutive
          potential common shares outstanding          1,040,233       1,046,388
                                                     ===========     ===========

        EARNINGS PER SHARE ASSUMING DILUTION         $      3.30     $      3.13
                                                     ===========     ===========

                                P.T.C. BANCORP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1997 and 1996
                       (dollar references in thousands)
------------------------------------------------------------------------------

NOTE 9 - INCOME TAXES

An analysis of the components of income taxes follows:


                                                            1997          1996
                                                            ----          ----
Current income taxes                                      $  1,712      $  1,552
Deferred income taxes                                         (270)           12
                                                          --------      --------

   Total income taxes                                     $  1,442      $  1,564
                                                          ========      ========

The difference between the financial statement tax provision and amounts computed by applying the federal income tax rate of 34% to pretax income is reconciled as follows:


                                                            1997          1996
                                                            ----          ----
Computed expected provision                               $  1,656      $  1,645
Tax effect of:
   Tax-exempt interest income                                 (602)         (545)
   Non-deductible interest expense                             103            94
   State income tax, net                                       280           279
   Other items                                                   5            91
                                                          --------      --------

      Applicable income tax                               $  1,442      $  1,564
                                                          ========      ========

The net deferred tax asset is comprised of the following components:


                                                            1997          1996
                                                            ----          ----
Deferred tax assets:
   Allowance for loan losses                              $    835      $    550
   Deferred compensation                                        77            56
   Core deposit intangibles                                     81            67
   Other                                                         -             5
                                                          --------      --------
                                                               993           678
Deferred tax liabilities:
   Unrealized gain on securities available for sale            (99)         (130)
   Depreciation                                                (78)          (33)
   Accretion on securities                                     (19)          (20)
   Other                                                        (2)            -
                                                          --------      --------
                                                              (198)         (183)
Valuation allowance                                              -             -
                                                          --------      --------

   Net deferred tax asset                                 $    795      $    495
                                                          ========      ========

                                P.T.C. BANCORP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1997 and 1996
                       (dollar references in thousands)
------------------------------------------------------------------------------

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company, in the ordinary course of business, has loans, commitments and contingent liabilities, such as guarantees, commitments to extend credit, etc., which are not reflected in the accompanying consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial guarantees is represented by the contractual amounts of those instruments. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items.

The contractual amount of these financial instruments are summarized as follows:

                                                      1997              1996
                                                      ----              ----
Commitments to extend credit                       $  27,591         $  26,634
Standby letters of credit                                374             2,349

The commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established under the contract. Generally, such commitments are for no more than one year, and most are variable rate contracts. These commitments are primarily credit card, overdraft protection, and commercial lines of credit.

Since many commitments expire without being used, the amounts do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower, and may include accounts receivable, inventory, property, land and other items.

At December 31, 1997 and 1996, the Company was required by the Federal Reserve to have $4,144 and $3,542 on deposit or as cash in hand. These reserves do not earn interest.


NOTE 11 - RELATED PARTY TRANSACTIONS

Certain directors, officers and principal shareholders of the Company were also customers of the Bank. The aggregate amount of loans to these persons totaled $1,252 and $2,139 at December 31, 1997 and 1996.

Related party deposits totaled $1,739 and $1,337 at year-end 1997 and 1996.

                                P.T.C. BANCORP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1997 and 1996
                       (dollar references in thousands)
------------------------------------------------------------------------------

NOTE 12 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value approximates carrying amount for all items except those described below. Estimated fair value for securities is based on quoted market values for their individual securities or for equivalent securities. Estimated fair value for loans is based on the rates charged at year end for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. Estimated fair value for IRA's, time CDs, and agreements to repurchase is based on the rates paid at year end for new deposits or borrowings, applied until maturity. Estimated fair value for other financial instruments and off-balance-sheet loan commitments are considered nominal.

The estimated fair values of financial instruments at December 31 are as follows:

                                      --------- 1 9 9 7 ----------
                                      Carrying Value    Fair Value
                                      --------------    ----------
Financial assets:
   Cash and short-term investments      $  30,195       $  30,195
   Securities available for sale           32,362          32,362
   Securities held to maturity             24,182          24,575
   Loans                                  225,173         225,429
Financial liabilities:
   Deposits                              (293,842)       (294,790)


                                      --------- 1 9 9 6 ----------
                                      Carrying Value    Fair Value
                                      --------------    ----------
Financial assets:
   Cash and short-term investments      $  28,082       $  28,082
   Securities available for sale           38,376          38,376
   Securities held to maturity             25,219          25,461
   Loans                                  196,533         196,816
Financial liabilities:
   Deposits                              (271,127)       (271,807)
   Notes payable                             (500)           (500)

                                P.T.C. BANCORP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1997 and 1996
                       (dollar references in thousands)
------------------------------------------------------------------------------

NOTE 13 - REGULATORY MATTERS

The Company and Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The minimum requirements are:

                                     Capital to Risk-
                                     Weighted Assets
                                     ---------------         Tier 1 Capital
                                  Total          Tier 1     to Average Assets
                                  -----          ------     -----------------

Well capitalized                   10%             6%               5%
Adequately capitalized              8%             4%               4%
Undercapitalized                    6%             3%               3%


The actual capital levels and minimum required levels were:

                                                                        Minimum Required
                                                                           To Be Well
                                                 Minimum Required          Capitalized
                                                   For Capital       Under Prompt Corrective
                                 Actual         Adequacy Purposes      Action Regulations
                                 ------         -----------------      ------------------
1997                        Amount     Ratio     Amount     Ratio        Amount    Ratio
----                        ------     -----     ------     -----        ------    -----
Total Capital (to Risk
  Weighted Assets)
    Consolidated           $ 25,099    11.8%    $ 16,961     8.0%       $ 21,202   10.0%
    Bank                   $ 24,219    11.3%    $ 17,097     8.0%       $ 21,371   10.0%

Tier I Capital (to Risk
  Weighted Assets)
    Consolidated           $ 22,449    10.6%    $  8,481     4.0%       $ 12,721    6.0%
    Bank                   $ 21,547    10.1%    $  8,548     4.0%       $ 12,823    6.0%

Tier 1 Capital (to
  Average Assets)
    Consolidated           $ 22,449     7.0%    $ 12,813     4.0%       $ 16,016    5.0%
    Bank                   $ 21,547     6.7%    $ 12,766     4.0%       $ 15,958    5.0%


                                P.T.C. BANCORP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1997 and 1996
                       (dollar references in thousands)
------------------------------------------------------------------------------

NOTE 13 - REGULATORY MATTERS (CONTINUED)


                                                                        Minimum Required
                                                                           To Be Well
                                                 Minimum Required          Capitalized
                                                   For Capital       Under Prompt Corrective
                                 Actual         Adequacy Purposes      Action Regulations
                                 ------         -----------------      ------------------
1997                        Amount     Ratio     Amount     Ratio        Amount    Ratio
----                        ------     -----     ------     -----        ------    -----
Total Capital (to Risk
  Weighted Assets)
    Consolidated           $ 21,836    11.6%    $ 15,055     8.0%       $ 18,819   10.0%
    Bank                   $ 21,487    11.5%    $ 14,995     8.0%       $ 18,744   10.0%

Tier I Capital (to Risk
  Weighted Assets)
    Consolidated           $ 19,836    10.5%    $  7,528     4.0%       $ 11,291    6.0%
    Bank                   $ 19,487    10.4%    $  7,498     4.0%       $ 11,246    6.0%

Tier 1 Capital (to
  Average Assets)
    Consolidated           $ 19,836     6.7%    $ 11,795     4.0%       $ 14,744    5.0%
    Bank                   $ 19,487     6.6%    $ 11,753     4.0%       $ 14,692    5.0%


The Company and Bank at year-end 1997 were categorized as well capitalized.

NOTE 14 - PENDING BUSINESS COMBINATION

On October 8, 1997, the Company agreed to merge with Indiana United Bancorp
(IUB). IUB is a bank and thrift holding company located in Greensburg, Indiana. Under terms of the agreement, each outstanding common share of P.T.C. Bancorp, including shares outstanding under option plans, will be converted into 1.075 common shares of IUB. The proposed transaction requires approval by regulatory authorities and shareholders of both companies. The proposed transaction is expected to be consummated by April 1998. It is expected to be accounted for as a pooling-of-interest.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

        None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        -------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

        The directors and executive officers of the Company and the Bank, their respective ages at December 31, 1997 and their respective positions with the Company and Bank are listed below:

     Name                   Age                       Position

Robert S. Dunevant          77                 Chairman of the Board of the
                                                  Company

James L. Saner, Sr.         46                 President, Chief Executive
                                                  Officer and Director of the
                                                  Company; CEO and Director of
                                                  the Bank

Dale E. Smith               64                 Secretary and Director of the
                                                  Company, and Director of the
                                                  Bank

John E. Back                68                 Director of the Company and the
                                                  Bank

Dale J. Deffner             65                 Director of the Company and
                                                  Chairman of the Board of the
                                                  Bank

Dieter K.H. Johnsen         63                 Director of the Bank

Larry A. Johnson            48                 Director of the Bank

Norman L. Winkler           60                 Director of the Bank

Lynn T. Gordon              48                 President and Director of the
                                                  Bank

Mark W. Dunevant            42                 Senior Vice President of the
                                                  Bank

Elaine M. Cook              56                 Senior Vice President of the
                                                  Bank

John C. Parker              45                 Senior Vice President of the
                                                  Bank

Lloyd L. Estep III          38                 Senior Vice President of the
                                                  Bank

        Robert S. Dunevant has been Chairman of the Board of the Company since 1984. He was President of Farmers and Merchants State Bank of Oldenburg when it merged with the Bank in 1983 and served as President/CEO of the Bank from 1983 until his retirement in 1988. He lives in West Harrison, Indiana.
Robert Dunevant is the father of Mark Dunevant.

        James L. Saner, Sr. has been President, Chief Executive Officer and a director of the Company since 1989. He was also President, CEO and a Director of the bank from 1989 until October, 1997 when Lynn Gordon was appointed
President of the Bank.   He lives in Batesville, Indiana.

        Dale E. Smith has been Secretary and a director of the Company, and a director of the Bank since 1983. He is President of Smith Realty and Insurance, Inc. in Brookville and lives in Franklin County, Indiana.

        John E. Back has been a director of the Company and the Bank since 1987. From 1949 until his retirement in 1990 he was employed by Sperry Rubber & Plastics most recently as Senior Vice President. He lives in Brookville, Indiana.

        Dale J. Deffner has been a director of the Company since 1984 and a director of the Bank since 1974. He lives in Brookville, Indiana. He is a Licensed Public Accountant and has been a partner of Deffner & Tebbe Accounting Firm in Brookville since 1969.

        Dieter K.H. Johnsen has been a director of the Bank since 1989. He owns Dieter K.H. Johnsen, Inc., a veneering business and has engaged in that business for more than five years. He lives in Aurora, Indiana.

        Larry A. Johnson has been a director of the Bank since 1987. He has owned a liquor store in Rushville, Indiana since 1991. Prior to that he worked for a farm implement dealer in Rushville. Mr. Johnson resides in Rush County, Indiana.

        Norman L. Winkler has been a director of the Bank since 1987. He has been a lifelong farmer and resident of Rush County, Indiana.

        Mark W. Dunevant has been Senior Vice President of the Bank since February, 1995. From 1991 to February, 1995 he served as a Vice President of the Bank and a regional manager of branches. He has been employed by the Bank since 1981. Mark Dunevant is the son of Robert Dunevant.

        Elaine Cook has been Senior Vice President of the Bank since 1990 and has been with the Bank since 1988 when the Bank of Versailles was merged with People's Trust Company. She was President of Bank of Versailles from 1978 until the merger and lives in Versailles, Indiana.

        John Parker has been Senior Vice President of the Bank since 1990 and has been with the Bank since 1988. He was previously employed by Ripley County Bank in Versailles, Indiana. He resides in Versailles, Indiana.

        Lynn T. Gordon was named Executive Vice President of the Bank on January 1, 1997. In October, 1997, he was promoted to President and was appointed to the Bank's Board. He has been with the Bank since November, 1993 serving as Senior Vice President/Retail Services. Prior to that he worked for Star Bank for several years.

        Lloyd L. Estep III was named Senior Vice President of the Bank in December, 1997. He has been with the Bank since 1994, serving as a commercial lender and Vice President.

        Directors are elected annually by the shareholders. Officers are elected annually by, and serve at the pleasure of, the Board.


ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

        The following table sets forth the remuneration of James L. Saner, Sr., the only person who served as the Company's Chief Executive Officer and the only executive officer whose total compensation exceeded $100,000 for the year ended December 31, 1997.

                                       SUMMARY COMPENSATION TABLE



                                                                      Long Term Compensation
                              Annual Compensation                       Awards              Payouts
                        ---------------------------------     -------------------------     -------
                                                  Other
                                                  Annual      Restricted     Securities
                                                  Compen-        Stock       Underlying      LTIP        All Other
Name and                        Salary   Bonus    sation        Award(s)      Options       Payouts       Compen-
Principal Position      Year     ($)      ($)      ($)            ($)           (#)           ($)        sation ($)
------------------      ----    ------   -----    -------     ----------     ----------     -------      ----------
James L. Saner, Sr.
CEO                     1997   132,500   35,000      -            -0-           -0-           -0-           -0-
                        1996   127,000   30,000      -            -0-           550           -0-           -0-
                        1995   120,000   25,000      -            -0-          1,650          -0-           -0-


                    OPTION/SAR GRANTS IN LAST FISCAL YEAR


None granted

                             AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                         AND FY-END OPTION VALUES

                                                                       Number of
                                                                       Securities
                                                                       Underlying        Value of
                                                                       Unexercised       Unexercised In-the-
                                                                       Options at        Money Options at
                                                                       FY-End (#)        FY-End ($)

                       Shares Acquired on                             Exercisable/          Exercisable/
Name                      Exercise (#)        Value Realized ($)      Unexercisable         Unexercisable
----                      ------------        ------------------      -------------         -------------
                                                                         13,385/               316,772/
James L. Saner, Sr.           -0-                    -0-                  1,238                 19,018



        DIRECTORS' FEES. The Bank pays directors who are not otherwise employed by the Bank $3,600 per year, plus committee fees of $3,000 per year for the Loan Committee and $800 per year for all other committees. The Company pays outside directors' fees of $10,000 per year. Neither the Company nor the Bank provides any other benefits to directors except that each director is provided life insurance coverage of $10,000 while serving as a board member.

        STOCK OPTION PLANS. The Company maintains two stock compensation plans to provide continuing long- term incentives to selected eligible key employees and directors of the Company and the Bank, to provide a means of rewarding outstanding performance by such individuals and to enable the Company and the Bank to attract and retain key personnel necessary for the continued long-term growth and profitability of the Company. The Company's Nonqualified Stock Option Plan (the "Nonqualified Plan") covers an aggregate of 10,648 shares of Common Stock. The Company's Incentive Stock Option Plan (the "Incentive Plan") covers an aggregate of 33,719 shares of Common Stock.

        THE NONQUALIFIED PLAN. The Nonqualified Plan is administered by the Board of Directors (the "Board"). The Board may interpret the Nonqualified Plan and, subject to its provisions, may prescribe, amend and rescind rules and make all other determinations necessary or desirable for the administration of the Nonqualified Plan. Subject to certain limits set forth in the Nonqualified Plan, the Board has complete discretion to select the participants, establish the manner in which options are granted and exercised, cancel or modify options in certain situations, and otherwise prescribe all of the terms and provisions of options granted under the Nonqualified Plan. All options granted under the Nonqualified Plan are non-qualified stock options.

        As of December 31, 1997, options for all 10,648 shares under the Nonqualified Plan had been issued and exercised.

        THE INCENTIVE PLAN. The Incentive Plan is administered by a committee composed of at least three members of the Board of Directors, none of whom are eligible to participate in the Incentive Plan (the "Committee"). The Committee may interpret the Incentive Plan and, subject to its provisions, may prescribe, amend and rescind rules and make all other determinations necessary or desirable for the administration of the Incentive Plan. Subject to certain limits set forth in the Incentive Plan, the Committee has complete discretion to select the participants, establish the manner in which options are granted and exercised, cancel or modify options in certain situations, and otherwise prescribe all of the terms and provisions of options granted under the Incentive Plan.

        As of December 31, 1997, options for 30,731 shares of Common Stock had been granted under the Incentive Plan. Of the 30,731 shares subject to outstanding options, options for 23,306 shares are fully vested and options for the remaining 7,425 shares are subject to a four year vesting schedule. The option exercise prices range from $14.65 to $27.27 per share which was the Board of Director's determination of the stock's fair market value per share at the date of grant.

        Options under the Incentive Plan may only be "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"). The exercise price of incentive stock options granted under the Incentive Plan may not be less than 100% of the fair market value of the Common Stock on the date of grant, as determined by the Committee, and the term of any option may not exceed ten years. With respect to any employee who owns stock possessing more than 10% of the voting power of the outstanding stock of the Company, the exercise price of any incentive stock option must be at least equal to 110% of the fair market value of such shares on the date of grant, and the term of any option may be no longer than five years. The aggregate fair market value of the Common Stock (determined at the date of the option grant) with respect to which incentive stock options are exercisable for the first time by any individual during any calendar year may not exceed $100,000.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

        The following table sets forth information as of March 12, 1998, regarding ownership of the Common Stock of the Company by (i) the only persons known by the Company to own beneficially more than 5% thereof; (ii) the directors and the chief executive officer of the Company individually and
(iii) all executive officers and directors of the Company as a group.


NAME AND ADDRESS
      OF
BENEFICIAL OWNER                                     SHARES                                   PERCENT
----------------                                     ------                                   -------
Robert S. Dunevant...............................   216,935(1)..............................   21.14%
3402 N. Dearborn Road
West Harrison
In  47060

James L. Saner, Sr...............................    20,789(2)..............................    2.03%
105 S. Mulberry
Batesville
IN  47006

Dale J. Deffner...................................   65,566(3)..............................    6.38%
11013 Lakeside Terrace
Brookville
IN  47012

Dale E. Smith....................................    32,436(4)..............................    3.16%
13103 N SR 1
Brookville
IN  47012


John E. Back.....................................    30,833(5)..............................    3.01%
1072 Fairfield
Brookville
IN  47012

All executive officers and
  directors of the Company as a group
  (5 people)(6)..................................   366,559   ..............................   35.7%

1.      Includes 95,482 shares owned by Helen Dunevant, his wife.

2. Includes 3,320 shares in a self-directed IRA; 532 shares in Mr. Saner's wife's IRA, 184 shares owed for the benefit of Mr. Saner's sons and options to purchase 14,623 shares which are currently exercisable or exercisable within sixty (60) days.

3. Includes 32,281 shares owned by Mr. Deffner's wife directly and in an IRA and 3,225 shares owned by Mr. Deffner in a self-directed IRA.

4. Includes 15,500 shares owned by Mr. Smith's wife and 9,617 shares held in trust for Mr. Smith's children and grandchildren for which he is trustee.

5.      Includes 23,377 shares owned by Mr. Back's wife.

6. Includes options to purchase 14,623 shares of common stock which are currently exercisable or exercisable within sixty (60) days.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

        From time to time, the Bank makes loans to its directors and officers and to directors, officers and principal shareholders of the Company. At December 31, 1997, such loans and extensions of credit totaled, in the aggregate, $1,321,934 compared to $2,139,417 at December 31, 1996. Such loans and all similar loans or advances outstanding during any of the two prior years, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and have not involved more than the normal risk of collectibility or presented other unfavorable features. All such loans were in the ordinary course of business. The Company expects the Bank will engage in similar transactions in the future to the extent permitted by applicable federal and state banking laws.

        Dale E. Smith, a director and the Secretary of the Company and a director of the Bank, is the President and principal shareholder of Smith Insurance and Real Estate Agency. From time to time, the Company and the Bank utilize the services provided by that Agency. Such payments were $37,753 in 1996 and $55,660 in 1997.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a) Exhibit No.         Document
---------------         --------

      2.1 Agreement and Plan of Merger dated as of October 8, 1997 by and between Registrant and Indiana United Bancorp (Incorporated by reference to exhibit filed with Current Report on Form 8-K on October 20, 1998)
      3.1         Articles of Incorporation of P.T.C. Bancorp*
      3.2         By-Laws of P.T.C. Bancorp*
     10.1         Nonstatutory Stock Option Plan, as amended June 30, 1997*
     10.2         Form of Nonstatutory Stock Option Agreement  *
     10.3         Incentive Stock Option Plan, as amended June 30, 1997*
     10.4         Form of Incentive Stock Option Agreement  *
     10.5 Commercial Installment Note May, 1994. Payable to National City Bank, Indiana.*
     10.6         Loan Agreement dated May, 1994 with National City Bank,
                  Indiana*
     10.7         Stock Pledge Agreement dated May, 1994 with National City
                  Bank, Indiana*
     10.8 Advances, Pledge and Security Agreement dated February 13, 1995 with Federal Home Loan Bank.*
     21.1         Subsidiaries of the Registrant - Peoples Trust Company,
                  Indiana*
     27.1         Financial Data Schedule


     * Incorporated by reference to the Registration Statement of Registrant filed on Form 10-SB and declared effective by the Commission on July 14, 1997.

(b) Reports on Form 8-K
-----------------------

       The Registrant filed a report on Form 8-K on October 20, 1997 reporting, in item 5, that it had entered into an Agreement and Plan of Merger with Indiana United Bancorp.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      P.T.C. BANCORP


Dated: March 31, 1998                 By: /s/ James L. Saner, Sr.
                                         -------------------------------------
                                         James L. Saner, Sr.
                                         President and Chief Executive Officer


        Pursuant to the Securities Exchange Act of 1934, this report has been signed by the following persons on the date and in the capacities indicated.


      Signature                      Title                          Date
      ---------                      -----                          ----


/s/ Robert S. Dunevant       Chairman of the Board              March 31, 1998
------------------------
Robert S. Dunevant


/s/ James L. Saner, Sr.      President, Chief Executive         March 31, 1998
------------------------     Officer and Director
James L. Saner, Sr.


/s/                          (Principal Executive Officer)      March 31, 1998
------------------------     (Principal Financial Officer)



/s/ Dale E. Smith            Secretary and Director             March 31, 1998
------------------------
Dale E. Smith


/s/ John E. Back             Director                           March 31, 1998
------------------------
John E. Back


/s/ Dale J. Deffner          Director                           March 31, 1998
------------------------
Dale J. Deffner


     [Need principal financial officer and principal accounting officer]